Form 10-K
period 2020-12-31
WIKISOFT CORP.
filed 2021-03-29
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2020

 or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56239

Wikisoft Corp.
(Exact name of registrant as specified in its charter)

NEVADA	35-2675388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 Montgomery Street
San Francisco, CA 9	94104
(Address of Principal Executive Offices)	(Zip Code)

800-706-0806
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $2.44 on such date is $13,398,496.

As of March 26, 2021, there were 90,964,265 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K of Wikisoft Corp. (hereinafter the “Company,” “Wikisoft,” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement the Company’s business plan;

●	the ability of the Company to fund its operating expenses;

●	the ability of the Company to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	the ability of the Company to meet the other risks as described elsewhere in this filing and as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices. Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-K.

PART I

ITEM 1. BUSINESS.

History and Organization

Wikisoft Corp. (hereinafter the “Company,” “Wikisoft,” “we,” “us” or “our”) was incorporated in the state of Nevada in under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006 the Company changed its name to Bixby Energy Systems Inc. The Company changed its name to Power Play Development Corporation in September 2006. In April 2007 the Company changed its name to National League of Poker, Inc. In October 2011 the Company changed its name back to Power Play Development Corporation. In March 2018 the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company then changed its name to Wikisoft Corp.

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019 in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. Rasmus Refer was previously the CEO of the Company until August 31, 2020 and Director of the Company until November 30, 2020, and our current CEO and sole director were appointed thereafter as described in detail below.

On April 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WikiSoft Acquisition Corp., a Delaware corporation which was then the Company’s wholly owned subsidiary (“Merger Sub”) and WikiSoft Corp., a privately held Delaware corporation (“WikiSoft DE”). In connection with the closing of this merger transaction, Merger Sub merged with and into WikiSoft DE (the “Merger”) on April 30, 2019. Pursuant to the Merger, the Company acquired WikiSoft DE which then became its wholly owned subsidiary. The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by the full text of the Merger Agreement, which is attached hereto as Exhibit 3.6 and is incorporated herein by reference.

On March 19, 2020, the Company entered into an Agreement and Plan of Merger (the “Short Form Merger Agreement”) with WikiSoft DE, pursuant to which it was agreed that the Company would merge with and into WikiSoft DE, with the Company surviving. Thereafter, on March 25, 2020, WikiSoft DE merged with and into the Company, with the Company (i.e. Wikisoft Corp. - the NV corporation) surviving pursuant to a Certificate of Ownership and Merger filed in with Delaware Secretary of State, whereby the then wholly owned subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. On March 25, 2020, the Company filed Articles of Conversion in Nevada, whereby the then subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. The foregoing description of the Short Form Merger Agreement does not purport to be complete, and is qualified in its entirety by the full text of the Short Form Merger Agreement, which is attached hereto as Exhibit 3.7 and is incorporated herein by reference.

Prior to the Merger, the Company did not have any business operations, and at the closing of the Merger, the Company’s business became its current business as described in detail below.

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website address is www.wikiprofile.com and wikisoft.com and our email address is investor@wikisoft.com. We also currently have websites at the following website addresses: Wikisoft.com, wikicareer.com, wikiinvestor.org, wikihired.com, wikiinvestment.com, which redirect the user to our investor site wikisoft.com or our flagship website wikiprofile.com. Information contained on, or accessible through, all of the foregoing websites is not a part of, and is not incorporated by reference into, this Form 10-K.

Business Overview

Wikisoft Corp. has a vision to become one of the largest portals of information for businesses. Our portal, which initially launched in January 2018, is called wikiprofile.com and seeks to provide articles and profiles on companies, business people and corporate influencers. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Form 10-K.

Although our website portal is currently operational in its initially launched form, at this time we are solely focused on relaunching the website in its updated format, which is planned to take place in the Spring of 2021. From its initial launch in 2018 to September 2020, we worked on developing the website in its initial form, beginning in September 2020 we began working to launch our updated website portal, which is planned to take place in the Spring of 2021. Our developers are based on India and our IT operations are based on Denmark.

Once our website portal is launched in its new form, users will be able to freely search the portal and all content will be collected and updated in real-time. Our website platform, Wikiprofile, is built on a modern microservice software stack, based on data platform initiatives like Directus.io and Jamstack tools like NuxtJS based on VueJS.

Our platform is developed on multiple Postgres databases that provides the foundation for our Wikiprofile platform. The scalable Jamstack microservice architecture aims to remove the load pressure from a server-oriented focus, and utilizes the resources on various browsers to deliver a user experience with modern well performing page speed due to architecture. The architecture is designed to make the web faster, more secure, and easier to scale. Using proprietary crawler technology, the databases automatically collect information on newly found entities, seeking to have a complete database.

We plan to generate revenues primarily from premium profiles and recruiting on our website platform when it is relaunched in its new format. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform, as described further below.

Value Proposition

Wikisoft’s value proposition for professionals and businesses is simple: We connect! We believe that our platform, once relaunched, will enable users to stay connected and informed and allow professionals to advance their careers and businesses to hire the best professionals and work smarter.

Our Mission

Wikisoft plans to create new standards for validating professional profiles and change the way we trust digital information. The mission is to increase workplace transparency by providing trusted information about companies and people seeking to enable them to make the right decisions. By doing so, Wikisoft plans to engage in a global market worth approximately $500 billion according to a report titled Global Staffing Industry Revenue from 2008 to 2020 by Statista.

We believe that Wikisoft ‘s competitive strengths include:

●	Large global business database that can be used for Marketing & Sales;

●	Highly scalable setup geared towards the future growth journey;

●	Limited operational cost geared for growth;

●	Data crawled, verified & updated daily providing a job market directory for businesses and job seekers; and

●	Disruptive business model with low entrance barrier to gain customers.

Wikisoft’s database of worldwide company profiles, once launched in its updated form, will be updated 24/7 with company addresses, websites, phone, email, descriptions, industry, rating, company culture rank, founded year, numbers of employees, turnover, organizations charts of key employees and more.

Wikisoft database of worldwide business people profile, once our portal is launched in its updated form, will be updated 24/7 with current job titles, social links, recent job, experience, industry, link to company profile, email and mobile phone and more.

We believe that trusted company information is more relevant than ever for companies and business professionals to collaborate and make the right decisions. We seek to provide access to qualified and diverse candidates without wasting time on screening applications or paying upfront fees. The concept for jobseekers is to build a trusted online presence that reflects accomplishment and boost their career.

Our Vision and Strategy

Our vision is to create opportunity globally for every business professional and company. Manifesting this vision requires scaling across the key pillars: business individuals, companies, job opportunities & professional skills by correct and trusted information. By operationalizing this vision, we believe Wikisoft can enable users to connect to opportunity at a global scale.

Our strategy is focused on key value propositions for both non-paying users and paying users. We plan to generate revenues primarily from premium profiles and recruiting on our website platform when it is relaunched in its new format. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform, as described further below.

Our Website Portal and How we Plan to Generate Revenue

Although our website portal is currently operational, at this time we are solely focused on relaunching the website in its updated format, which is planned to take place in the Spring of 2021.

With the planned launch of our updated website portal, it is planned that users will be able to freely search the portal and most of our products at no cost to generate consumer usage and with the belief that our upcoming planned premium business model and paid products drives the most value for business professionals and businesses.

We believe that the relaunch of our website portal and extensive database enables us to create additional value for our customers through four distinct planned product lines:

●        Wiki Business People Profile

●        Wiki Business Profile

●        Wiki Recruit

●        Wiki Company Research.

Wiki Business People Profile

Our planned Wiki Business People Profile will include a free basic profile. This profile will be visible to recruiters looking for new employee’s. Additional features like data insights on who visited your profile and financial company information and receiving job proposals are planned to be available at a cost to help business professionals to make qualified decisions. We have not yet decided the fees we’ll charge for such additional data insights.

Wiki Business Profile

The Wiki Business Profile is planned to include a free basic profile and allow companies to highlight their culture and increase their online brand and awareness. We believe that the profile will also help companies build trust that will attract new customers and better employees. We plan to have additional features like review management and data insights available at a cost. We have not yet decided the fees we’ll charge for such additional features.

Wiki Recruit

The Wiki Recruit is planned to include a free basic profile where recruiters can post jobs. We plan to have additional features with premium ranking and the possibility to send job proposals directly to a job candidate available at a cost. We plan to charge business professionals $19.99 per month for the premium ranking and we plan to charge businesses $29.99 per month for the premium ranking and ability to send direct job proposals to a candidate. If a proposal is accepted by the job seeker through Wikiprofile’s platform, we plan that Wikisoft will charge one percent per month of the job seekers annual salary for the first 12-24 months. The benefit for recruiters is that they only pay one percent per month following the employment rather than paying a 20-30% upfront fee on their annual salary to a headhunter company or having high internal labor costs. We believe that this will reduce the risk of having high upfront cost if a hire is unsuccessful.

Wiki Company Research.

The Wiki Company Research is planned to offer solidity, liquidity and credit reports to make research and ensure right decision making when choosing a new job or supplier.

We plan to generate revenues primarily from premium profiles and recruiting on our website platform when it is relaunched in its new format. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform.

Personnel

Our Chairman, Paul Quintal, is responsible for leading the Company’s Board, of which he is currently the sole member, and focusing on strategic matters, overseeing the Company’s business and setting high governance standards. Our Chief Executive Officer, Carsten Kjems Falk, is overall accountable for strategy and general daily management of operations. Our IT manager, Oscar Gensman, is responsible for IT development and architecture in our Company. He is assisted by 4 in-house and 2 independent contractors for IT development.

Plan of Operations

For the 2021 fiscal year, we expect to require a minimum of $200,000 in operating funds.  The source of such funds is anticipated to be from capital raised from third parties. Our largest shareholder Rasmus Refer, who owns 87.83% of the Company’s issued and outstanding common stock as of the date of this report, pursuant to a Revolving Credit Facility Agreement (the “Credit Agreement”) between him and the Company, dated December 30, 2020, has agreed to make unsecured loans and extensions of credit available to the Company of up to $1,000,000, as requested by the Company under the Credit Agreement, to implement the Company’s plan of operations if we are unable to raise sufficient funds from other sources. An Equity Purchase Agreement (the “EPA”) between the Company and Oscaleta Partners LLC has been signed dated August 31, 2020. Under the EPA, the Company may require Oscaleta to acquire shares of the Company’s common stock, up to a maximum amount of $5,000,000, once Wikisoft Corp. meets certain criteria as set forth in the EPA.

If we are able to raise funds from third parties exceeding $200,000, we plan to accelerate our plan of operations as much as possible consistent with the amount of funds raised and the Company’s strategy.

During the first quarter of 2021, the Company has completed the following:

The Company filed a Registration Statement on Form 10 with the SEC on January 6, 2021 to register its common stock under the Exchange Act. The Company’s Registration Statement on Form 10 went effective on February 12th 2021, and the Company is now subject to reporting obligations with the SEC. The Company’s management sees this as an important and essential step in our commitment to provide our investors with transparency and accountability.

On February 22nd 2021 the company launched the investor relations website www.wikisoft.com. The investor site intends to provide transparency and disclosure about our Company consistent with the information disclosed in our filings with the Securities and Exchange Commission. The information available on, or accessible through the foregoing website is not a part of, and is not incorporated by reference into this Annual Report on Form 10-K.

We expect to undertake the following activities during the following time periods in the 2021 fiscal year:

First Quarter of 2021

In the remaining part of the first quarter of 2021 or in the early part of the second quarter of 2021, we expect that our updated website platform, Wikiprofile.com version 2.0 will be launched, including new features and extended profiles of businesses and business professionals. A responsive mobile version is planned to be launched simultaneously along with a new investor site on Wikisoft.com. By leveraging artificial intelligence (“AI”) and machine learning techniques (“ML”), we expect that we will be able to process raw data and refine them into unique and actionable insights in the wiki universe, creating new standards for data validity for businesses and business professionals. We expect that the total cost for the foregoing activities will be an estimated amount of $40,000.

Second Quarter of 2021

In this quarter, if we have not yet launched our updated website platform, we will do so in the early part of this quarter. Additionally, in this quarter we plan to commence marketing activities seeking to generate users and sign ups to our website platform. The main drivers will be email, search engine marketing and Search Engine Optimization. Further development of our website platform with new features like reviews, compare companies and in-mails are planned to be developed. We plan to apply to OTC Market seeking to have the Company’s common stock trade on the OTC Markets OTCQB Tier. We expect that the total cost for the foregoing activities will be an estimated amount of $40,000.

Third Quarter of 2021

In this quarter we plan to hire one or two marketing managers. Their main responsibilities will be to optimize and ensure KPI driven email and search engine marketing and Search Engine Optimization and execute on our marketing strategy and drive users and sign ups to our website. Furthermore, one customer care manager is expected to be hired to handle support and ensure customer satisfaction. IT development will utilize existing developers and additional developers will be hired if needed for crawling and frontend development of business logic and products. We expect that the total cost for the foregoing activities will be an estimated amount of $50,000.

Fourth Quarter of 2021

In this quarter we plan to continue to hire additional developers, until we have up to 10 full-time developers. We expect to: (i) hire additional customer care and marketing managers to support business needs; and (ii) further develop of our platform with new features like Jobs and Job Postings is expected to be developed. We anticipate that our primary source of acquiring customers will be through Email Marketing, Search Engine Optimization & Search Engine Marketing. We also plan to hire a CFO to streamline financial reporting, compliance, Investor Relations and to improve corporate governance. We expect that the total cost for the foregoing activities will be an estimated amount of $70,000.

If we are able to raise funds from third parties exceeding $200,000, we plan to accelerate our plan of operations as much as possible consistent with the amount of funds raised and the Company’s strategy. Achievement of the foregoing plan of operations will depend highly on our funds and the availability of those funds and accordingly there can be no assurance that we can implement the foregoing as planned or at all.

Material Agreements

March 2018 Service Agreement with Fastbase, Inc.

On March 1, 2018 we entered into a service contract with Fastbase Inc., a related party, to provide 5 million ad impressions and 18 months of advertisements with tracking code placement on all Wikisoft portals for $100,000. During this period the Company was not permitted to display any type of advertisements for other web analytics tools in competition with Fastbase Inc. The Company recognized the revenue evenly over the life of the Contract. During the three months ended March 31, 2020 and 2019, the Company recognized $0 and $16,393 in revenue related to the contract. During the years ended December 31, 2019 and 2018, the Company recognized $44,444 and $55,556 revenue. As of December 31, 2019, all amounts had been earned and the Company had no remaining contract liability.

Consulting Agreements with Milestone Management Services

On May 16, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Milestone Management Services, LLC (“Milestone”) a limited liability company organized under the laws of Nevada. Pursuant to the Consulting Agreement, Milestone agreed to provide consulting and strategic business advisory services to the Company in exchange for 4,000 shares of the Company’s Common Stock.

On August 1, 2020, the Company entered into a second consulting agreement (the “Second Consulting Agreement”) with Milestone. Pursuant to the Second Consulting Agreement, Milestone agreed to provide consulting and strategic business advisory services to the Company in exchange for $13,000 in cash per month and issuing to Milestone 75,000 shares of the Company’s Common Stock. The Second Consulting Agreement has a term of 12 months and will terminate on August 1, 2021. Thus far, 75,000 shares of the Company’s common stock have been issued pursuant to the Second Consulting Agreement, and no cash amounts have been paid thereunder.

On September 21, 2020, the Company entered into an amendment (the “Amendment”) to the Second Consulting Agreement with Milestone. Pursuant to the Amendment the start date of the Second Consulting Agreement was delayed from August 1, 2020 to March 1, 2021. Other than the foregoing, no other material changes were made to the Second Consulting Agreement in the Amendment.

On February 18, 2021, the Company entered into a second Amendment to the Second Consulting Agreement (the “Second Amendment”) with Milestone to delay the start date of the Second Consulting Agreement to June 1, 2022, however the Company in their sole discretion can elect to move up the start date to an earlier date. Other than the foregoing, no other material changes were made to the Second Consulting Agreement in the Second Amendment.

Loan Agreement with Fastbase, Inc.

The Company entered into a Loan Agreement (the “Loan Agreement”) on June 1, 2020 with Fastbase, Inc., a related party. Pursuant to the Loan Agreement, the Company and Fastbase, Inc. agreed that Fastbase, Inc. has lent the Company the sum of $30,215 and may make additional loans to the Company, which are unsecured, and that the Company will repay such loan amounts upon request from Fastbase, Inc. Pursuant to the Loan Agreement, the Company can repay the amount due at any time without penalty. Fastbase Inc. is a related party because Rasmus Refer is the founder and largest shareholder of Fastbase Inc., and he is also the Company’s largest shareholder, the founder of Wikisoft DE, and the Company’s former CEO and Chairman.

Equity Line Purchase Agreement and Registration Rights Agreement

The Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) dated August 31, 2020 with Oscaleta Partners LLC (“Oscaleta”). On the same date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Oscaleta. Pursuant to the Purchase Agreement we have the right, but not the obligation, for a two year period, commencing on the date that a registration statement filed pursuant to the Purchase Agreement and the Registration Rights Agreement is declared effective by the SEC (the “Commitment Period”), to cause Oscaleta to purchase up to $5 million of our common stock shares.

In order to sell shares to Oscaleta under the Purchase Agreement during the Commitment Period, the Company must deliver to Oscaleta a written put notice on any trading day (the “Put Date”), setting forth the dollar amount to be invested by Oscaleta (the “Put Notice”). For each share of our common stock purchased under the Purchase Agreement, Oscaleta will pay 80% of the average of the four lowest closing prices of our common stock during the ten trading days immediately following the clearing date associated with the applicable Put Notice (the “Valuation Period”).

The Purchase Agreement provides that the number of our shares to be sold to Oscaleta shall not exceed the number of shares that, when aggregated together with all other shares of our common stock which Oscaleta is deemed to beneficially own, would result in Oscaleta owning more than 4.99% of our outstanding common stock. Pursuant to the Registration Rights Agreement, we agreed to use all commercially reasonable efforts to register the shares issued pursuant to the Purchase Agreement with the SEC. The Company agreed to cover all of the expenses incurred in connection with such registration.

Further, as a condition for the execution of the Purchase Agreement, we agreed to issued Oscaleta a promissory note in the principal amount of $45,000, maturing six months after issuance, as a commitment fee, to be issued upon the first drawdown under the Purchase Agreement (the “Promissory Note”).

There are substantial risks to investors as a result of the issuance of shares of our common stock under the Purchase Agreement. These risks include dilution of stockholders, significant decline in our stock price and our inability to draw sufficient funds when needed. Oscaleta will periodically purchase our common stock under the Purchase Agreement at a discount to the market price of our stock and will, in turn, sell such shares to investors in the market at the market price. This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to Oscaleta to raise the same amount of funds, as our stock price declines.

Revolving Credit Facility Agreement

Our largest shareholder Rasmus Refer, who owns 87.83% of the Company’s issued and outstanding common stock as of the date of this report, pursuant to a Revolving Credit Facility Agreement (the “Credit Agreement”) between him and the Company, dated December 30, 2020, has agreed to make unsecured loans and extensions of credit available to the Company of up to $1,000,000, as requested by the Company under the Credit Agreement, to implement the Company’s plan of operations if we are unable to raise sufficient funds from other sources. The funds extended to the Company under the Credit Agreement will have a maturity date of 24 months and will carry interest at 0.01% per annum. The Company may prepay the funds at any time without penalty. All extensions of funds under the Credit Agreement will be evidenced by a revolving note (the “Revolving Note”).

Redemption Agreement

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock. Rasmus Refer was previously the Chief Executive Officer of the Company from April 2019 to August 2020 and Director of the Company from April 2019 to November 2020. Prior to the Redemption Agreement, SI held 86,895,078 shares of the Company’s common stock, and after the Redemption Agreement, SI holds 72,895,078 shares of the Company’s common stock of which Mr. Refer has voting and dipositive power. Mr. Refer also currently holds 3,500,000 shares of the Company’s common stock in his own name, and 3,500,000 shares held by Wikisoft Holdings, of which he has voting and dipositive power.

Intellectual Property

The Company does currently not hold any Intellectual Property rights. While the Company uses reasonable efforts to protect its trade and business secrets, the Company cannot assure that its employees, consultants, contractors or advisors will not, unintentionally or willfully, disclose the Company's trade secrets to competitors or other third parties. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, the Company's competitors may independently develop equivalent knowledge, methods and know-how. If the Company is unable to defend the Company's trade secrets from others use, or if the Company's competitors develop equivalent knowledge, it could have a material adverse effect on the Company's business. Any infringement of the Company's proprietary rights could result in significant litigation costs, and any failure to adequately protect the Company's proprietary rights could result in the Company's competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenue. Existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Therefore, the Company may not be able to protect the Company's proprietary rights against unauthorized third-party use. Enforcing a claim that a third party illegally obtained and is using the Company's trade secrets could be expensive and time consuming, and the outcome of such a claim is unpredictable. Litigation may be necessary in the future to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could materially adversely affect the Company's future operating results.

Competition

The big data analysis, recruiting and data generation sector is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the internet industry. We face intense competition from companies with much larger capital resources than us, and, as a result, we could struggle to attract users and gain market share. Many of our existing or future competitors have greater financial resources and greater brand name recognition than we do and, as a result, may be better positioned to adapt to changes in the industry or the economy as a whole. We will strive to advance our technology in each of these sectors ahead of our competitors to gain market share. We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively will depend upon our ability to attract new employees, retain and motivate our existing employees and to compensate employees competitively. We face significant competition in several aspects of our business, and such competition might increase, particularly in the market for online professional networks and engagement of professionals.

The space for online professional networks is rapidly evolving. Other companies such as LinkedIn, Glassdoor, Facebook, Google, Microsoft and Twitter might be developing or could develop solutions that compete with ours. Further, some of these companies are partnering with third parties that could compete with ours. Additionally, we face competition from a number of companies outside the United States that provide online professional networking solutions. We also compete against smaller companies that focus on groups of professionals within a specific industry or vertical. Our competitors may announce new products, services or enhancements that better address changing industry standards or the needs of users, such as mobile access or different market focus. Any such increased competition could cause pricing pressure, loss of business or decreased user activity, any of which could adversely affect our business and operating results. Internet search engines could also change their methodologies in ways that adversely affect our ability to optimize our page rankings within their search results.

With respect to our planned recruitment service through our website platform, we will compete with online recruiting companies, talent management companies and larger companies that are focusing on talent management and human resource services, job boards, traditional recruiting firms and companies that provide learning and development products and services. Additionally, other companies, including newcomers to the recruiting or learning and development industries, may partner with Internet companies to provide services that compete with our solutions, either on their own or as third-party applications. Therefore, we might not be able to compete successfully.

We believe that we have competitive strengths that position us favorably in our lines of business. However, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on professional networking and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business online, many of which are evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws and regulations relating to the liability of providers of online services for activities of their users and other third parties are being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, or the content provided by users. Further some countries impose regulations regarding or require licenses to conduct various aspects of our business, including employee recruiting, and news related services. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users or other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities, may in the future produce legislation or other governmental action that could require changes to our website platform, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our platform.

In the area of information security and data protection, most states have enacted laws and regulations requiring notification to users when there is a security breach of personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws and regulations may increase in the future as a result of amendments or changes in interpretation. Furthermore, any failure on our part to comply with these laws and regulations may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of data. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including visitor and user data. Any failure by us to comply with these terms or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws and regulations and their application to online services are unclear, evolving and in a state of flux. For example, in October 2015, the highest court in the European Union invalidated reliance on the US-EU Safe Harbor regime as one of the legally recognized mechanisms under which the personal data of European citizens could be transferred to the United States. We believe that our processing of European citizens’ personal data in the United States is authorized under other legally recognized mechanisms, but the validity of these other legal mechanisms is not certain and may change in light of changes in the political, legislative and legal environment in Europe. There is a risk that these laws and regulations may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new laws or regulations will be enacted. In addition, because our website platform is accessible worldwide, certain foreign governments may claim that we are required to comply with their laws and regulations, including with respect to the storage, use and disclosure of user information, even in jurisdictions where we have no local entity, employees, or infrastructure. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

Property

We own no real property. We rent space at 315 Montgomery Street San Francisco, CA 94104 & Gamle Carlsberg Vej 16, 2500 Valby, Denmark. Our rent for the Denmark location is approximately $1,000 per month for a two person office including a meeting room for 18 persons and we can terminate the lease at any time by giving three months’ notice. Due to Covid-19 we have scaled back our offices at 315 Montgomery Street San Francisco, CA 94104 to a virtual room but, we can rent offices at this location on an employee-by-employee basis including meeting facilities. We can terminate the lease at this location at any time by giving one months’ notice and the current rent at this location is approximately $175 per month.

Employees

We have 4 full time employees and 4 project by project independent contractors. We believe that we have good relations with our employees and contractors.

Legal Proceedings

From time to time, we may become party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings that we believe to be material or which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition or results of operation if determined adversely to us.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Emerging Growth Company

As a public company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies, and can avail itself to various exemptions such as an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14(a) and (b) of the Securities Exchange Act of 1934.

In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our Common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

ITEM 1A – RISK FACTORS.

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note On Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we, or potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. For example, due to COVID-19, we have scaled back our offices at 315 Montgomery Street San Francisco, CA 94104 to a virtual room. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

 Risks Relating to Our Financial Condition

There are doubts about our ability to continue as a going concern.

The Company has generated very little revenue, which was all from a related party, and has incurred losses of $2,888,765 for the year ended December 31, 2019 and $1,954,297 for the year ended December 31, 2020. The Company has incurred an accumulated deficit of $7,583,538 since inception and does not have a sufficient amount of cash required to pay all the costs associated with its operations. Additionally, as of December 31, 2020, the Company had working capital deficit of approximately $23,041. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources, such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations, or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The Company seeks to overcome the circumstances that impact its ability to remain a going concern through a combination of the growth of revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. The Company anticipates raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support its business operations; however, the Company may not have commitments from third parties for a sufficient amount of additional capital. The Company cannot be certain that any such financing will be available on acceptable terms, or at all, and its failure to raise capital when needed could limit its ability to continue its operations. The Company’s ability to obtain additional funding will determine its ability to continue as a going concern. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on the Company’s financial performance, results of operations and stock price and require it to curtail or cease operations, sell off its assets, seek protection from its creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of the Company’s common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary, to raise additional funds, and may require that the Company relinquish valuable rights.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our Company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on financing for the continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise $200,000 for our operations for the 2021 fiscal year, and $5 million to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our user base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

●	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

●	the budgetary constraints of our users; seasonality;

●	success of our strategic growth initiatives;

●	costs associated with the launching or integration of new or acquired businesses; timing of new product introductions by us, and our competitors; product and service mix, availability, utilization and pricing;

●	the mix, by state and country, of our revenues, personnel and assets; movements in interest rates or tax rates;

●	changes in, and application of, accounting rules; changes in the regulations applicable to us; and litigation matters.

As a result of these factors, we may not succeed in our business and we could go out of business.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced any profit and may not in the near future, if at all. While we have generated limited revenue, we cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Risks Related to our Management and Control Persons

We are dependent on the continued services of our Chief Executive Officer and Chairman and if we fail to keep them or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Chairman Paul Quintal and CEO Carsten Kjems Falk, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Our largest shareholder, former officer and director and a related party, Rasmus Refer, has substantial control over us and our policies and will be able to influence corporate matters.

Rasmus Refer was previously the CEO of the Company from April 2019 to August 31, 2020 and Director of the Company from April 2019 to November 30, 2020. Rasmus Refer, whose interests may differ from other stockholders, is also our largest stockholder and has the ability to exercise significant control over us. Presently, he beneficially owns 87.83% of our common stock. He is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. He could prevent transactions, which would be in the best interests of the other shareholders. Mr. Refer’s interests may not necessarily be in the best interests of the shareholders in general.

Our officers and directors have limited experience managing a public company.

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

Risks Relating to our Common Stock

We will likely conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will likely be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

Our common stock is quoted on the OTC Pink under the symbol, “WSFT.” The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	government regulation of our Company and operations;

●	the establishment of partnerships;

●	intellectual property disputes;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

Because we have limited revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of March 26, 2021, a total of 90,964,265 shares of our common stock were outstanding. Of those shares, only 9,219,379 are currently without restriction, in the public market. Upon the effectiveness of any registration statement we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

We have entered into an Equity Line Purchase agreement with Oscaleta, which will pay less than the then-prevailing market price for our common stock which may reduce the market price for our common stock and will also cause dilution.

The Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) dated August 31, 2020 with Oscaleta Partners LLC (“Oscaleta”). On the same date, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Oscaleta. Pursuant to the Purchase Agreement we have the right, but not the obligation, for a two year period, commencing on the date that a registration statement filed pursuant to the Purchase Agreement and the Registration Rights Agreement is declared effective by the SEC (the “Commitment Period”), to cause Oscaleta to purchase up to $5 million of our common stock shares. For each share of our common stock purchased under the Purchase Agreement, Oscaleta will pay 80% of the average of the four lowest closing prices of our common stock during the ten trading days immediately following the clearing date associated with the applicable Put Notice (the “Valuation Period”). There are substantial risks to investors as a result of the issuance of shares of our common stock under the Purchase Agreement. These risks include dilution of stockholders, significant decline in our stock price and our inability to draw sufficient funds when needed. Oscaleta will periodically purchase our common stock under the Purchase Agreement and will, in turn, sell such shares to investors in the market at the market price. This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to Oscaleta to raise the same amount of funds, as our stock price declines.

The common stock to be issued to Oscaleta pursuant to the Purchase Agreement will be purchased at a 20% discount to the average of the four lowest closing prices of our common stock during the ten trading days immediately following the date of our notice to Oscaleta of our election to put shares pursuant to the Purchase Agreement. Oscaleta has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Oscaleta sells the shares, the price of our common stock could decrease. If our stock price decreases, Oscaleta may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Although we do not believe that we are currently a “shell company” as defined in Rule 12b-2 of the Exchange Act, there can be no assurance that others, including the SEC or OTC Markets will agree with our assessment.

The Company’s Common Stock is quoted on and trades on the Pink tier of the OTC Marketplace under the symbol of “WSFT.” Currently OTC Markets has our Company noted as a “shell risk,” and although we do not believe that the Company is a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, at this time, there can be no assurance that others, such as the SEC or OTC Markets, will not disagree with our belief that we are not a shell company. If the Company is deemed to be a “shell company” our common stock would be subject to a risk arising from restrictions on reliance on Rule 144 by shell companies or former shell companies and it would have a negative effect on our common stock and our Company as a whole.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the Common Stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. While we believe that we are not a shell company, the SEC and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

We have never declared or paid any cash dividends or distributions on our capital stock. And we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early-stage companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be made timely or set at expected performance levels and could materially affect the price of our shares. Any failure to meet published forward-looking statements that adversely affect the stock price could result in losses to investors, stockholder lawsuits or other litigation, sanctions or restrictions issued by the SEC.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares. The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Risks Relating to Our Company and Industry

In the event that we are unable to successfully compete in our industry, we may not be able to achieve profitable operations.

We face substantial competition in our industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our services will outperform competing services, or those competitors will not develop new products or services that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their services, then it may not be possible for us to market our services at prices that are economically viable. Increased competition could result in:

●	Lower than projected revenues;

●	Price reductions and lower profit margins;

●	The inability to develop and maintain our platform with features and usability sought by potential users.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing services that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

The Company has elected to avail itself to the extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act, and further the JOBS Act will allow us to postpone the date by which we must comply with some of the laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC, which could undermine investor confidence in our Company.

For so long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company”

if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our Common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. We would cease to be an emerging growth company on the last day of the fiscal year following the date of the fifth anniversary of our first sale of common equity securities under an effective registration statement or a fiscal year in which we have $1 billion in gross revenues.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Therefore, our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

If the market for our platform does not experience significant growth or if we do not achieve broad acceptance, we will not be able to sustain or grow our revenues.

We plan to generate revenues primarily from premium profiles and recruiting on our website platform when it is relaunched in its new format. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform. We cannot accurately predict, however, future growth rates or the size of the market for our platform. Demand for our platform may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our services in the market depends on a number of factors, such as:

●	the cost, performance and appearance of our platform and similar platforms of our competitors; public perceptions regarding our platform and the effectiveness and value of our services; customer satisfaction with our services; and

●	marketing efforts and publicity regarding the needs for our services and the public demand for our services.

Even if our platform gains wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. If we do not achieve wide market acceptance, we may not be able to achieve our anticipated level of growth, we may not achieve revenues and results of operations would suffer.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our services and platform. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

●	the potential loss of key employees of acquired companies;

●	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

Our commercial success depends significantly on our ability to develop and commercialize our services and platform without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our services and platform. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in our industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with users and information technology is becoming a significantly important tool for our business. Our marketing and distribution strategy are dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks like Malware, DDOS, MITM attacks etc., which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers or may disrupt our relationships. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Failure or poor performance of third-party software, infrastructure or systems on which we rely could adversely affect our business.

We depend on third parties to provide and maintain certain infrastructure that is critical to our business. For example, we rely on third parties to provide software, data center services and dedicated fiber optic, microwave, wireline and wireless communication infrastructure. This infrastructure may malfunction or fail due to events outside of our control, which could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations. Any failure to maintain and renew our relationships with these third parties on commercially favorable terms, or to enter into similar relationships in the future, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also rely on certain third-party software, third-party computer systems and third-party service providers, including internet service providers, communications facilities and other facilities. Any interruption in these third-party services or software, deterioration in their performance, or other improper operation could interfere with the operation of our platform and would be disruptive to our business and may cause reputational harm that ultimately harms our operating results. If our arrangements with any third party are terminated, we may not be able to find an alternative source of software or systems support on a timely basis or on commercially reasonable terms. This could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Third parties may claim that we infringe their intellectual property and trademark rights.

Competitors in our markets may claim that we infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.

Our failure to adequately maintain and protect personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.

Through operating our platform, we will collect, use, store, disclose, or transfer (collectively, “process”) personal information, including from employees, customers, and in connection with businesses that we include on our platform. A wide variety of local and international laws and regulations apply to the processing of personal information. Data protection and privacy laws and regulations are evolving and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

A variety of data protection legislation apply in the United States at both the federal and state level, including new laws that may impact our operations. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, with enforcement by the state attorney general beginning July 1, 2020. The CCPA defines “personal information” in a broad manner and generally requires companies that process personal information of California residents to make new disclosures about their data collection, use, and sharing practices, allows consumers to opt-out of certain data sharing with third parties or sale of personal information, and provides a new cause of action for data breaches. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently certified by the California Secretary of State to appear on the ballot for the upcoming election on November 3, 2020. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional expenditures to comply. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Our actual or alleged failure to comply with any applicable laws and regulations or privacy-related contractual obligations, or to protect such data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers, and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position, and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Evolving and changing definitions of personal information, personal data, and similar concepts within the United States, Canada, and elsewhere, especially relating to classification of IP addresses, device identifiers, location data, household data, and other information we may collect, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our platform by existing and potential customers.

A variety of new and existing laws and/or interpretations could harm our business.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations or applications of existing laws and regulations in a manner inconsistent with our practices) may make our platform and its services less useful, limit our ability to pursue certain business models or offer certain products and services, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These laws and regulations are evolving and involve matters central to our business, including, among others:

●	Privacy laws, such as the California Consumer Privacy Act of 2018 that came into effect in January of 2020, which gives new data privacy rights to California residents, and SB-327 in California, which regulates the security of data in connection with internet connected devices.

●	Data protection laws passed by many states within the U.S. and by certain countries regarding notification to data subjects and/or regulators when there is a security breach of personal data.

●	Copyright laws, such as the EU Directive on Copyright in the Digital Single Market (EUCD) of April 17, 2019, which increases the liability of content-sharing services with respect to content uploaded by their users. It has also created a new property right in news publications that will limit the ability of some online services to interact with or present such content. Each EU Member State must implement the EUCD by June 7, 2021. In addition, there are new constraining licensing regimes that limit our ability to operate with respect to copyright protected works.

●	Data localization laws, which generally mandate that certain types of data collected in a particular country be stored and/or processed within that country.

●	Various U.S. and international laws that govern the distribution of certain materials to children and regulate the ability of online services to collect information from minors.

The introduction of new businesses, products, services, and technologies, our activities in certain jurisdictions, or other actions we take may subject us to additional laws and regulations. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

We could be subject to litigation, allegations or other legal claims.

Our assets or our business activities may be subject to disputes that may result in litigation or other legal claims. We may be subject to allegations through press, social media, the courts or other mediums that may or may not be founded. We may be required to respond to or defend against these claims and/or allegations, which will divert resources away from our principal business. There can be no assurance that our defense of such claims and/or allegations would be successful, and we may be required to make material settlements. This could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no real property. We rent space at 315 Montgomery Street San Francisco, CA 94104 & Gamle Carlsberg Vej 16, 2500 Valby, Denmark. Our rent for the Denmark location is approximately $1,000 per month for a two person office including a meeting room for 18 persons and we can terminate the lease at any time by giving three months’ notice. Due to Covid-19 we have scaled back our offices at 315 Montgomery Street San Francisco, CA 94104 to a virtual room but, we can rent offices at this location on an employee-by-employee basis including meeting facilities. We can terminate the lease at this location at any time by giving one months’ notice and the current rent at this location is approximately $175 per month.

ITEM 3. LEGAL PROCEEDINGS.

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury cause by our employees, and other general claims. We are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is quoted on and trades in the Pink tier of the OTC Marketplace under the symbol of “WSFT.” Currently OTC Markets has our Company noted as a “shell risk,” and although we do not believe that the Company is a “shell company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended at this time, there can be no assurance that others, such as the SEC or OTC Markets, will not disagree with our belief that we are not a shell company.

Our stock has been thinly traded on the OTC and there can be no assurance that a liquid market for our common stock will ever develop. The tables below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low sale prices for the fiscal years ended December 31, 2019 and December 31, 2020 are set forth below together with the high and low sales prices for the first quarter of 2021 until March 24, 2021. This information was obtained from OTC Markets and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2019	High	Low
First Quarter	$1.5000	$0.4000
Second Quarter	$7.2500	$0.7875
Third Quarter	$4.5000	$1.1500
Fourth Quarter	$3.2700	$1.0001

Fiscal Year Ended December 31, 2020	High	Low
First Quarter	$2.7500	$1.1000
Second Quarter	$3.0000	$0.9500
Third Quarter	$4.5000	$2.4500
Fourth Quarter	$2.9500	$1.5000

Fiscal Year Ended December 31, 2021	High	Low
First Quarter*	$3.0500	$0.1000

*Through March 24, 2021.

As of March 24, 2021, the last reported sales price reported on the OTC Markets, Inc. for our common stock was $3.05 per share and we had 311 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers or registered clearing agencies.

Holders

As of March 26, 2021 we had 90,964,265 shares of our common stock outstanding, and there were approximately 311 stockholders of record of our common stock. There were no holders of the Company’s preferred stock.

Common and Preferred Stock

Our authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of March 26, 2021, there were 90,964,265 shares of our common stock issued and outstanding and 0 shares of our preferred stock issued and outstanding.

Options and Warrants

None.

Debt Securities

None.

Transfer Agent

The Company’s transfer agent is Pacific Stock Transfer, Inc. located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 with a phone number at 1 (800) 785-7782.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay cash, or other, dividends on its Common Stock other than those generally imposed by applicable state law.

Equity Compensation Plans

We have no equity compensation plans.

Issuer Purchases of Equity Securities

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock. Rasmus Refer was previously the Chief Executive Officer of the Company from April 2019 to August 2020 and Director of the Company from April 2019 to November 2020. Prior to the Redemption Agreement, SI held 86,895,078 shares of the Company’s common stock, and after the Redemption Agreement, SI holds 72,895,078 shares of the Company’s common stock of which Mr. Refer has voting and dipositive power. Mr. Refer also currently holds 3,500,000 shares of the Company’s common stock in his own name, and 3,500,000 shares held by Wikisoft Holdings, of which he has voting and dipositive power.

Recent Sales of Unregistered Securities

The following information represents securities sold by the Company since the January 1, 2018, which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

From January 1, 2018 to December 31, 2018, we issued 59,665 shares of common stock in exchange for cash proceeds of $110,380. We issued a dividend of 9,783 shares as of December 31, 2018 to our then shareholders pursuant to a board resolution adopted by our Board of Directors on September 1, 2018.

From January 1, 2019 to December 31, 2019, we made the following issuances:

During the period commencing January 1, 2019 through March 31, 2019, the Company received $5,197 from 7 investors pursuant to private placement agreements with the investors to purchase 8,218 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.65 for each share of common stock.

On March 31, 2019, concurrent with the close of the reverse merger the Company issued 4,000,000 shares of the Company’s $0.001 par value common stock in relation to conversion of 60 shares of preferred stock held by pre-merger Wikisoft Corp shareholders.

During the period commencing April 1, 2019 through June 30, 2019, the Company received $2,925 from 3 investors pursuant to private placement agreements with the investors to purchase 5,310 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.55 for each share of common stock.

During the period commencing April 1, 2019 through June 30, 2019, the Company received $5,365 from 7 investors pursuant to private placement agreements with the investors to purchase 3,186 shares and 370 in stock payable of the Company’s $0.001 par value common stock at a purchase price equal to $1.57 for each share of common stock.

On June 7, 2019, the Company received $55,181 from an investor pursuant to a private placement agreement with the investors to purchase 60,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $0.92 for each share of common stock.

On August 7, 2019, the Company received $955 from an investor pursuant to private placement agreements with the investor to purchase 500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.91 for each share of common stock.

On August 28, 2019, the Company received $6,083 from an investor pursuant to private placement agreements with the investor to purchase 2,875 shares of the Company’s $0.001 par value common stock at a purchase price equal to $2.12 for each share of common stock.

On August 28, 2019, the Company received $1,135 from an investor pursuant to private placement agreements with the investor to purchase 500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $2.27 for each share of common stock.

On September 2, 2019, the Company received $1,953 from an investor pursuant to private placement agreements with the investor to purchase 500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.95 for each share of common stock.

On November 1, 2019, the Company received $810 from an investor pursuant to private placement agreements with the investor to purchase 500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.62 for each share of common stock.

On November 5, 2019, the Company received $785 from an investor pursuant to private placement agreements with the investor to purchase 500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.53 for each share of common stock.

On November 6, 2019, the Company received $3,060 from an investor pursuant to private placement agreements with the investor to purchase 2,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.53 for each share of common stock.

On November 6, 2019, the Company received $3,210 from an investor pursuant to private placement agreements with the investor to purchase 1,500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $2.14 for each share of common stock.

On November 11, 2019, the Company received $1,230 from an investor pursuant to private placement agreements with the investor to purchase 1,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.23 for each share of common stock.

On December 31, 2019, the Company issued 55,111 shares of the Company’s $0.001 par value common stock to satisfy $36,969 in stock payable for prior investments.

From January 1, 2020 to December 31, 2020, we made the following issuances:

On January 3, 2020, the Company received $868 from an investor pursuant to private placement agreement with the investor to purchase 532 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.63 for each share of common stock.

On May 28, 2020, the Company received $1,950 from an investor pursuant to a private placement agreement to purchase 1,500 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.30 for each share of common stock.

On May 28, 2020, the Company received $1,436 from an investor pursuant to a private placement agreement to purchase 1,000 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.436 for each share of common stock.

On April 16, 2020, the Company issued 1,500 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $2.00 per share or $3,000.

On May 16, 2020, the Company issued 4,000 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $1.25 per share or $5,000.

On June 1, 2020, the Company issued 500,000 shares of the Company’s $0.001 par value common stock to Carsten K. Falk, the Company’s Chief Commercial Officer and deputy pursuant to his Employment Agreement. The shares were valued on the date of issuance at $3.00 per share or $1,500,000.

On June 16, 2020, the Company issued 4,000 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $2 per share or $4,000.

On August 1, 2020, the Company issued 12,500 shares of the Company’s $0.001 par value common stock for Consulting services. The shares were valued on the date of issuance at $4.50 per share or $56,250.

On August 1, 2020, the Company issued 62,500 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $4.50 per share or $281,250.

The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

Description of Registrant’s Securities

General

Our authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of March 26, 2021, there were 90,964,265 shares of our common stock issued and outstanding and 0 shares of our preferred stock issued and outstanding.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our board of directors may become authorized to authorize preferred shares of stock and to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

(1)	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;

(2)	The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

(3)	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

(4)	Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

(5)	Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

(6)	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

(7)	The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series; and

(8)	Any other relative rights, preferences and limitations of that series.

On April 3, 2018, the Company’s Board of Directors authorized 100 shares of Series A Preferred Stock. Pursuant to the Certificate of Designations approved by the Company’s Board of Directors, the Series A Preferred Stock were convertible into 4,000,000 shares of the Company’s common stock upon the conversion of all the Series A Preferred stock. The Series A Preferred Stock is not entitled to dividends and ranks senior to the Company’s common stock and any other preferred stock. On March 31, 2019, all of the then issued Series A Preferred shares were converted into 4,000,000 shares of the Company’s common stock in connection with the Merger. At this time there are no shares of Series A Preferred issued or outstanding.

Provisions in Our Articles of Incorporation and By-Laws That Would Delay, Defer or Prevent a Change in Control

Our articles of incorporation authorize our board of directors to issue a class of preferred stock commonly known as a “blank check” preferred stock. Specifically, the preferred stock may be issued from time to time by the board of directors as shares of one (1) or more classes or series. Our board of directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to adopt resolutions; to issue the shares; to fix the number of shares; to change the number of shares constituting any series; and to provide for or change the following: the voting powers; designations; preferences; and relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following: dividend rights, including whether dividends are cumulative; dividend rates; terms of redemption, including sinking fund provisions; redemption prices; conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock.

In each such case, we will not need any further action or vote by our shareholders. One of the effects of undesignated preferred stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the board of director’s authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Share Purchase Warrants

We have no outstanding warrants to purchase our securities.

Options

We have no outstanding options to purchase our securities.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our common stock or any rights convertible or exchangeable into shares of our common stock.

Certain Anti-Takeover Provisions

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Debt Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

History and Organization

Wikisoft Corp. (hereinafter the “Company,” “Wikisoft,” “we,” “us” or “our”) was incorporated in the state of Nevada in under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006 the Company changed its name to Bixby Energy Systems Inc. The Company changed its name to Power Play Development Corporation in September 2006. In April 2007 the Company changed its name to National League of Poker, Inc. In October 2011 the Company changed its name back to Power Play Development Corporation. In March 2018 the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company then changed its name to Wikisoft Corp.

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019 in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. Rasmus Refer was previously the CEO of the Company until August 31, 2020 and Director of the Company until November 30, 2020, and our current CEO and sole director were appointed thereafter as described in detail below.

On April 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WikiSoft Acquisition Corp., a Delaware corporation which was then the Company’s wholly owned subsidiary (“Merger Sub”) and WikiSoft Corp., a privately held Delaware corporation (“WikiSoft DE”). In connection with the closing of this merger transaction, Merger Sub merged with and into WikiSoft DE (the “Merger”) on April 30, 2019. Pursuant to the Merger, the Company acquired WikiSoft DE which then became its wholly owned subsidiary. The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by the full text of the Merger Agreement, which is attached hereto as Exhibit 3.6 and is incorporated herein by reference.

On March 19, 2020, the Company entered into an Agreement and Plan of Merger (the “Short Form Merger Agreement”) with WikiSoft DE, pursuant to which it was agreed that the Company would merge with and into WikiSoft DE, with the Company surviving. Thereafter, on March 25, 2020, WikiSoft DE merged with and into the Company, with the

Company (i.e. Wikisoft Corp. - the NV corporation) surviving pursuant to a Certificate of Ownership and Merger filed in with Delaware Secretary of State, whereby the then wholly owned subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. On March 25, 2020, the Company filed Articles of Conversion in Nevada, whereby the then subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. The foregoing description of the Short Form Merger Agreement does not purport to be complete, and is qualified in its entirety by the full text of the Short Form Merger Agreement, which is attached hereto as Exhibit 3.7 and is incorporated herein by reference.

Prior to the Merger, the Company did not have any business operations, and at the closing of the Merger, the Company’s business became its current business.

Our Vision and Strategy

In line with increasing globalization, we believe that there is a growing demand for access to credible company and employee information worldwide. Our flagship online platform, Wikiprofile.com, aims to be a powerful solution with tools and resources for businesses and business professionals to find valid information quickly and easily so that they can make informed career and hiring decisions. (The information available on or accessible through the foregoing website is not a part of this Annual Report and is not incorporated by reference herein). By leveraging artificial intelligence and machine learning techniques, Wikisoft seeks to process raw data elements and refine them into tangible and valuable insights for businesses and business professionals. We believe that our platform architecture provides scalability and enables the fast implementation of new features.

Our vision is to create opportunity globally for business professionals and businesses to make informed career and hiring decisions. Manifesting this vision requires scaling information technology with high data validity across the key pillars: business professionals, businesses, job opportunities and professional skills. By pursuing this vision, we believe Wikisoft can enable users to connect to business opportunities on a global scale.

Our strategy is focused on key value propositions for both non-paying and paying users. We plan to generate revenues primarily from premium profiles and recruiting on our website platform when it is relaunched in its new format. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform. Once our platform is relaunched, which is planned to take place either by the end of the first fiscal quarter of 2021 or early in the second fiscal quarter of 2021, users will be freely able to search the portal and most of our content at no cost. We believe that this will generate considerable consumer usage, which we believe can then lead to users engaging in our premium business model with paid products, seeking to deliver additional value for business professionals and businesses.

Management Comments on Financial Results & Operations in 2020

The financial results are in line with the management’s expectations. The Company incurred a net loss of $1,954,297 for the year ended December 31, 2020, compared to a net loss of $2,888,765 for the year ended December 31, 2019. The main reason for the net loss in operating expenses was primarily due to additional spend on professional fees ($1,887,706) due to stock-based compensation.

We anticipate our underlying operating expenses excluding stock-based compensation will increase as we undertake our plan of operations. The increase will be attributable to: (i) administrative and operating costs associated with our business activities and (ii) the professional fees associated with our increasing reporting obligations.

Achievements and Activities for Year ending December 31, 2020

Important hires

•	Chief Executive Officer, Carsten Kjems Falk was hired as the Deputy CEO on June 1st, 2020 and as CEO on September 1, 2020;
•	New Chairman, Paul C. Quintal was hired in this capacity on December 1, 2020; and
•	New IT Manager, Oscar Gensman was hired on September 1st, 2020.

Recent Developments

•	In 2020, the Company commenced development of a redesign of our website platform which is planned to be launched by the end of the first fiscal quarter or early in the second fiscal quarter of 2021, including new features and extended profiles of businesses and business professionals. The platform is built on a modern microservice software stack based on VueJS. The platform is developed on multiple Postgres databases that use “SQL” to store and scale data. The scalable microservice architecture aims to remove the load pressure from a server-oriented focus and utilizes the resources on various browsers to deliver a modern user experience with high performance page response.
•	The Company launched a new investor relations Website on February 22nd 2021. The investor site intends to provide transparency and disclosure about our Company consistent with the information disclosed in our filings with the Securities and Exchange Commission.

Investor & Funding Highlights

•	On June 1, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Fastbase, Inc., a related party. Pursuant to the Loan Agreement, the Company and Fastbase, Inc. agreed that Fastbase, Inc. has lent the Company the sum of $30,215 and may make additional loans to the Company, which are unsecured, and that the Company will repay such loan amounts upon request from Fastbase, Inc. Fastbase Inc. is a related party because Rasmus Refer is the founder and largest shareholder of Fastbase Inc., and he is also the Company’s largest shareholder, the founder of Wikisoft DE, and the Company’s former CEO and Chairman.
•	The Company entered into an Equity Purchase Agreement dated August 31, 2020 with Oscaleta Partners LLC. Pursuant to the Purchase Agreement we have the right, but not the obligation, for a two-year period, commencing on the date that a registration statement filed pursuant to the Purchase Agreement and the Registration Rights Agreement, is declared effective by the Securities and Exchange Commission (the “SEC”), to cause Oscaleta to purchase up to $5 million of our common stock shares. In order to be able to execute purchases under the Purchase Agreement, the Company’s common stock must approved for either listing on a securities exchange or quotation on the OTC Markets OTCQB Tier.
•	The Company applied in 2020, and received approval in January 2021, for the Company’s common stock to be approved by The Depository Trust Company (the "DTC") to enable Wikisoft Corp. shareholders to transfer their shares of WSFT stock electronically after buying or selling on the open market.
•	The Company engaged into a 12-month agreement with Milestone Management Services to lead their Corporate Communications and Investor Awareness program starting June 1st, 2022. The Company in its sole discretion can elect to move up the start date to an earlier date.
•	The Company signed a Credit Facility Agreement with the Company’s majority shareholder Rasmus Refer, dated December 30th, 2020. The agreement facilitates unsecured loans and extensions of credit available to the Company of up to $1,000,000.

Redemption Agreement

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock. Rasmus Refer was previously the Chief Executive Officer of the Company from April 2019 to August 2020 and Director of the Company from April 2019 to November 2020. Prior to the Redemption Agreement, SI held 86,895,078 shares of the Company’s common stock, and after the Redemption Agreement, SI holds 72,895,078 shares of the Company’s common stock of which Mr. Refer has voting and dipositive power. Mr. Refer also currently holds 3,500,000 shares of the Company’s common stock in his own name, and 3,500,000 shares held by Wikisoft Holdings, of which he has voting and dipositive power.

Reverse Merger

On April 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WikiSoft Acquisition, Inc., a Delaware corporation which was then the Company’s wholly owned subsidiary (“Merger Sub”) and

WikiSoft Corp., a privately held Delaware corporation (“WikiSoft DE”). In connection with the closing of this merger transaction, Merger Sub merged with and into WikiSoft DE (the “Merger”) on April 30, 2019. Pursuant to the Merger, the Company acquired WikiSoft DE which then became its wholly owned subsidiary. The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by the full text of the Merger Agreement, which is attached hereto as Exhibit 3.6 and is incorporated herein by reference.

In addition, pursuant to the terms and conditions of the Merger Agreement:

●	Each share of WikiSoft DE’s outstanding membership interest was converted into the right to receive one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), all of which shares of Common Stock were issued in exchange for the total outstanding shares of common stock in WikiSoft DE for a total of 100,000,000 shares of Common Stock.

●	WikiSoft DE provided customary representations and warranties and closing conditions, including approval of the Merger by a majority of its voting shareholders.

●	Shareholders in the Company then holding 60 shares of Series A Preferred Stock converted their preferred stock into 4,000,000 shares of common stock.

After giving effect to the issuance 100,000,000 shares of the Company’s common stock to the former shareholders of WikiSoft DE, combined with 4,306,097 shares of common stock of the pre-merger Company, the combined Company had 104,365,219 shares of common stock issued and outstanding, resulting in the shareholders of the pre-merger Company collectively owning approximately 4.13%, and the former WikiSoft DE shareholders owning approximately 95.87%, of the outstanding common stock of the Company. WikiSoft DE was determined to be the accounting acquirer since its former members has majority control of the common stock, the majority members of the board of directors, and comprise the executive officers of the Company after the merger was to be consummated. Thus, for accounting purposes the merger has been accounted for as a reverse acquisition with WikiSoft DE as the accounting acquirer (legal acquiree) and the Company as the accounting acquiree (legal acquirer and the registrant).

In accordance with reverse acquisition accounting, the historical consolidated financial statements of the registrant became those of WikiSoft DE with the equity of the Company retroactively adjusted to reflect the equity structure of WikiSoft DE treated for accounting purposes as the acquirer. The results of the Company are included from March 31, 2019 and thereafter.

Results of Operations for the Year Ended December 31, 2020 and 2019

Revenues

We earned revenues of $44,444 for the year ended December 31, 2019, as compared with $0 for the year ended December 31, 2020 from our agreement with Fastbase Inc., which is a related party. We hope to increase our revenues for 2021, but we will need financing to maximize our earning potential.

Operating Expenses

Operating expenses increased from $94,305 for the year ended December 31, 2019 to $1,947,223 for the year ended December 31, 2020. The main reason for the increase was due to additional spend on professional fees and stock-based compensation.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other expenses of $2,838,904 for the year ended December 31, 2019, as compared with other expenses of $7,047 for the year ended December 31, 2020. Our other expenses in 2019 was largely the result of the loss on the reverse merger.

Net Loss

We incurred a net loss of $2,888,765 for the year ended December 31, 2019, compared to a net loss of $1,954,297 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had total current assets of $207,064 and total current liabilities of $230,105. We had working capital deficit of $23,041 as of December 31, 2020.

Net cash used in operating activities was $173,141 in for the year ended December 31, 2020, as compared with $81,820 in cash for the same period ended 2019. Our net losses were the main contributing factor to our negative operating cash flows.

Financing activities provided $61,100 in cash for the year ended December 31, 2020, as compared with $86,549 in cash provided for the same period ended 2019. In 2020, our positive financing cash flow was attributable to related party debt and proceeds from the sale of common stock. In 2019, the positive financing cash flow was mainly from proceeds from the sale of common stock.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business activities. The Company has generated very little revenue, which was all from a related party, and has incurred losses of $2,888,765 for the year ended December 31, 2019 and $1,954,297 for the year ended December 31, 2020. The Company has incurred an accumulated deficit of $7,583,538 since inception and does not have a sufficient amount of cash required to pay all the costs associated with its operations. Additionally, as of December 31, 2020, the Company had working capital deficit of approximately $23,041. These factors raise substantial doubt about the Company’s ability to continue as a going concern. For these reasons, we have included in our audited and unaudited financial statements that there is substantial doubt that we will be able to continue as a going concern without further financing.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The losses incurred in the 2020 fiscal year were largely due to cost for the reverse merger and stock based compensation. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Future Financings.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money or find alternate forms of financing, which we do not have in place at this time other than the Credit Agreement with Rasmus Refer and the Equity Purchase Agreement with Oscaleta, as discussed in detail above. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. Our plan specifies a minimum amount of $200,000 in additional operating capital to operate for the 2021 fiscal year. If we are unable to raise $200,000, our business will be in jeopardy and we could be forced to suspend our operations or go out of business. Our long-term growth plan calls for a raise of $5 million to fund our growth plans. If we are unable to raise this money, our growth plans will be frustrated. There can be no assurance that our attempts to raise funds will be successful. You may lose your entire investment.

Critical Accounting Policies.

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited financial statements and Note 2 of our unaudited financial statements included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-13 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO who acts as our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our CEO who acts as our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions; and
(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our CEO who acts as our principal executive officer and principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Carsten Kjems Falk	46	Chief Executive Officer (principal executive officer and principal financial/accounting officer)
Paul Quintal	58	Chairman and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Paul Quintal- Chairman and Director

Mr. Quintal joined the company on August 1, 2020 as Chief Commercial Officer with the objective to get funding, he then resigned from this role in December 2020 and later took the role as Chairman and Directors on December 1st 2020. From 2009 to present, Mr. Quintal has been the Chief Commercial Officer of Pentius, Inc. Paul began his career at internet pioneers Softbank, Internet.com and Lycos as a key member of 2 IPOs, 2 exits via sale and 12 acquisitions & integrations. His role as an original member of the Pentius team includes negotiating large strategic contracts, high-value deal-making, and managerial guidance. Aside from that provided above, Mr. Quintal does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. We believe that Mr. Quintal is qualified to serve on our Board of Directors because of his leadership and experience in search engine technology.

Carsten Kjems Falk – Chief Executive Officer

Mr. Falk joined the Company on June 1st, 2020 as our Deputy Chief Executive Officer and signed a new contract as Chief Executive Officer on September 1, 2020. From 2013 to 2019, Mr. Falk was Chief Executive Officer at Domino’s Pizza DK. From June 2020, to present, Mr. Falk is Chief Executive Officer of our company. Mr. Falk holds a Master’s degree in Mathematics and curriculum studies. Mr. Falk has a proven track record of successfully winning 2 Gazelle Prizes from the leading financial newspaper in Denmark. Carsten's resume also includes business acceleration and driving profitable growth for B2B & B2C Venture capital and private owned companies and has been awarded twice for best global online sales by Domino's International. Aside from that provided above, Mr. Falk does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Significant Employees

Oscar Eg Gensman is considered a significant employee. His +20 years of experience with System architecture, web development is pivotal for a SaaS company like Wikisoft Corp.

On September 1st, 2020, Mr. Gensman signed an employment agreement calling for a base salary of $3,500. He is also eligible for vacation, sick days and bonuses as determined by our board of directors. Pursuant to the employment agreement the Company agreed to issue to Mr. Gensman, 50,000 shares of the Company’s common stock on September 1, 2021 and another 50,000 shares of the Company’s common stock on September 1, 2022, with the shares vesting monthly.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company was not subject to SEC reporting during the fiscal year ended December 31, 2020, and was therefore not subject to Section 16 of the Exchange Act during such time and accordingly no such filings were required for this period.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2019 and 2018, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2019 and 2020, to be included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Ethics which applies to our executive officers, directors and employees, a copy of our code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2020 and 2019.

2020 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Paul Quintal, Chairman(3)
	2019		$-	-	-	-	-	-	-	-
	2020		$10,000	-	-	-	-	-	-	$10,000
Carsten Falk, Chief Executive Officer
	2019		$-	-	-	-	-	-	-	-
	2020	$			1,500,000(2)					$1,500,000(2)
Rasmus Refer, Former Chief Executive Officer(1)
	2019		$-	-	-	-	-	-	-	-
	2020		$-	-	-	-	-	-	-	-

(1) Rasmus Refer was previously the CEO of the Company from April 2019 to August 31, 2020 and Director of the Company from April 2019 to November 30, 2020. On June 12, 2020, the Company entered into an employment agreement with Rasmus Refer in his then capacity as the Company’s CEO, effective August 1, 2020. Since Rasmus Refer’s resignation from all positions with the Company, his employment agreement has since been terminated. No payments were made under this agreement prior to its termination and Mr. Refer waived his right to receive any and all payments under this agreement.

(2) Mr. Falk joined the Company on June 1st, 2020 as our Deputy Chief Executive Officer and became our Chief Executive Officer on September 1, 2020. This amount represents the fair market value of 500,000 shares of common stock issued to Carsten Falk pursuant to his Prior Employment Agreement, as such term is defined below, in his capacity as the Company’s Deputy Chief Executive Officer for employment services. This amount represents the fair market value of 3.00 per share on the effective date of his Prior Employment Agreement which is June 1, 2020.

(3) Mr. Quintal joined the Company on August 1, 2020 as Chief Commercial Officer and resigned from this role in December 2020 and later took the role as Chairman and Director on December 1st 2020. Mr. Quintal was paid $8,000 pursuant to the Prior Agreement, as such term is defined below, in his capacity as the Company’s Chief Commercial Officer during the fiscal year ended December 31, 2020. Mr. Quintal was paid $2,000 pursuant to his current employment agreement in his capacity as the Company’s Chairman and Director, during the fiscal year ended December 31, 2020. Therefore the total payment amount Mr. Quintal received during the year ended December 31, 2020 from the Company was $10,000 and represents payments for Mr. Quintal for serving for four months as the Company’s Chief Commercial Officer and one month serving as the Chairman and Director of the Company.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The Company entered into an employment agreement (the “Prior Employment Agreement”) with Carsten Falk in his capacity as the Company’s Deputy Chief Executive Officer on May 30, 2020, effective as of June 1, 2020. Pursuant to the Prior Employment Agreement, Mr. Falk was issued 500,000 shares of the Company’s common stock in accordance with the terms of the Prior Employment Agreement. Pursuant to the Prior Employment Agreement, Mr. Falk was to receive $15,000 per month to be paid on the last day of each month, however no such payments were made under the Prior Employment Agreement as Mr. Falk chose not to take these payments and has waived his right to receive same. Mr. Falk joined the Company on June 1st, 2020 as our Deputy Chief Executive Officer and became our Chief Executive Officer on September 1, 2020 and upon this change of positions, his Prior Employment Agreement was terminated.

The Company and Mr. Falk entered into a new employment agreement on August 30, 2020, with an effective date of September 1, 2020 in his capacity as the Company’s Chief Executive Officer, pursuant to which the Company agreed to pay Mr. Falk a base salary of $15,000 per month starting in September 2020. Mr. Falk agreed to waive all of his salary for the year 2020. Under the employment agreement, Mr. Falk was to receive, but agreed to waive, receipt of the 500,000 shares of the Company’s common stock to be issued to him upon entering into the agreement, as he had already received 500,000 shares of the Company’s common stock pursuant to his Prior Employment Agreement. Further pursuant to the employment agreement, Mr. Falk will receive an additional 500,000 shares of the Company’s common stock if the Company gets accepted to the OTC Markets OTCQB tier, 1,000,000 shares of the Company’s common stock upon the Company’s first funding under the Purchase Agreement with Oscaleta Partners, LLC or other funding, which is described above in this Form 10-K, and an additional 500,000 shares of the Company’s common stock if the Company gets accepted to a higher level trading platform than the OTC Markets OTCQB tier. Under the Agreement, Mr. Falk is eligible to receive a bonus on terms specified by the Chairman of the Company’s Board of Directors once a year in June, starting in June 2021. The employment agreement can be terminated by the Company’s Board of Directors and Mr. Falk by giving 3 months notice of the intended termination. He is also eligible for vacation, sick days and bonuses as determined by our board of directors under the terms of the employment agreement.

The Company entered into an employment agreement with Paul Quintal on July 28, 2020, in his capacity as the Company’s Chief Commercial Officer, effective as of August 7, 2020 (the “Prior Agreement”). Pursuant to the Prior Agreement, the Company agreed to pay Mr. Quintal $2,000 per month and to issue him $100,000 of shares of the Company’s common stock (the “Shares”). Mr. Quintal joined the Company on August 1, 2020 as Chief Commercial Officer and resigned from this role in December 2020 and later took the role as Chairman and Director on December 1st 2020. When Mr. Quintal resigned from the Chief Commercial Officer position, the Prior Agreement was terminated and he waived his right to receive the Shares. Mr. Quintal was paid $8,000 pursuant to the Prior Agreement in his capacity as the Company’s Chief Commercial Officer during the fiscal year ended December 31, 2020.

The Company then entered into an employment agreement with Paul Quintal on October 1, 2020, in his capacity as the Chairman of the Company’s Board of Directors, effective as of December 1, 2020. Pursuant to the agreement, the Company agreed to pay Mr. Quintal $2,000 per month. Pursuant to the agreement, Mr. Quintal will receive 50,000 shares of the Company’s common stock on June 1, 2021, and if at that time the price per share of the Company’s common stock is below $2.00 per share, then instead, Mr. Quintal will receive $100,000 in shares of the Company’s common stock. The agreement can be terminated by either Mr. Quintal or the Company upon giving 3 months notice. He is also eligible for vacation, sick days and bonuses as determined by our board of directors. Mr. Quintal was paid $2,000 pursuant to this employment agreement in his capacity as the Company’s Chairman and Director, during the fiscal year ended December 31, 2020.

Oscar Eg Gensman is considered a significant employee. His +20 years of experience with System architecture, web development is pivotal for a SaaS company like Wikisoft Corp. On September 1st, 2020, Mr. Gensman signed an employment agreement calling for a base salary of $3,500. He is also eligible for vacation, sick days and bonuses as determined by our board of directors. Pursuant to the employment agreement the Company agreed to issue to Mr. Gensman, 50,000 shares of the Company’s common stock on September 1, 2021 and another 50,000 shares of the Company’s common stock on September 1, 2022, with the shares vesting monthly.

On June 12, 2020, the Company entered into an employment agreement with Rene Lauritsen, pursuant to which Rene agreed to serve in the capacity of investor relations for the Company effective August 1, 2020 in exchange for $10,000 to be paid monthly. Until the Company is able to raise additional funds, the Company and Mr. Lauristen decided to part ways in mid-September, 2020, and the employment agreement has since been terminated pursuant to a termination agreement dated September 22, 2020. No payments were made under this agreement prior to its termination and Mr. Lauristen waived his right to receive any payments thereunder.  Mr. Lauristen currently owns 4,499,000 shares of the Company’s common stock constituting 4.95% of the Company’s issued and outstanding common stock.

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2020 and 2019.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our Director or executive officer.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors. No amounts have been paid to, or accrued to, Directors in such capacity, other than those paid to Mr. Quintal under his employment agreement.

Director Independence

The Board of Directors is currently composed of one member, which is Paul Quintal. Mr. Quintal does not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock as of March 26, 2021 for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than ten percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 90,964,265 shares of common stock deemed to be outstanding as of March 26, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Paul Quintal	0	0%
Carsten Falk	500,000	*
All executive officers and directors as a group (2 persons)	500,000	*
5% Holders
Rasmus Refer(3)	79,895,078	87.83%

*Less than 1%.

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon 90,964,265 common shares issued and outstanding.

(3)	Rasmus Refer was previously the CEO of the Company from April 2019 to August 31, 2020 and Director of the Company from April 2019 to November 30, 2020. He holds 3,500,000 shares in his own name, 72,895,078 shares held by Saqoia, Inc., of which he has voting and dispositive power, and 3,500,000 shares held by Wikisoft Holdings, of which he has voting and dipositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than described below or the transactions described under the heading “Executive Compensation,” there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Loans from related parties

During the period commencing January 1, 2019 through December 31, 2019, the Company repaid $17,300 to Fastbase Inc., a Nevada corporation, for advances received in the prior year. Fastbase Inc. also transferred $15,979 they had previously collected on behalf of the Company which was classified as an advance. The net effect of the advances and repayments resulted in $35,869 in related debt due to Fastbase, Inc. as of December 31, 2019. During the year ending December 31, 2020, the Company repaid $8,152 to Fastbase, Inc. for advances received in the prior year and received $64,999 in additional advances. Fastbase Inc. is a related party because Rasmus Refer is the founder and largest shareholder of Fastbase Inc., and he is also the Company’s largest shareholder, the founder of Wikisoft DE, and the Company’s former CEO and Chairman. The foregoing loans were made pursuant to the Loan Agreement, a copy of which is attached hereto as Exhibit 10.13.

Contracts with related parties

On March 1, 2018 Wikisoft entered into a service contract with Fastbase Inc. to provide 5 million ad impressions and 18 months of advertisements with tracking code placement on all Wikisoft portals for $100,000. During this period the Company was not permitted to display any type of advertisements for other web analytics tools in competition with Fastbase Inc. The Company recognized the revenue evenly over the life of the Contract.  During the three months ended March 31, 2020 and 2019, the Company recognized $0 and $16,393 in revenue related to the contract. During the years ended December 31, 2019 and 2018, the Company recognized $44,444 and $55,556 revenue. As of December 31, 2019, all amounts had been earned and the Company had no remaining contract liability. During the year ended December 31, 2020 the Company did not recognize any revenue related to this contract.

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock. Rasmus Refer was previously the Chief Executive Officer of the Company from April 2019 to August 2020 and Director of the Company from April 2019 to November 2020. Prior to the Redemption Agreement, SI held 86,895,078 shares of the Company’s common stock, and after the Redemption Agreement, SI holds 72,895,078 shares of the Company’s common stock of which Mr. Refer has voting and dipositive power. Mr. Refer also currently holds 3,500,000 shares of the Company’s common stock in his own name, and 3,500,000 shares held by Wikisoft Holdings, of which he has voting and dipositive power.

Director Independence

The Board of Directors is currently composed of one member. Mr. Quintal does not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Committees

We do not have a standing nominating, compensation or audit committee. Rather, our Board of Directors performs the functions of these committees. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees.

Code of Ethics

We have adopted a Code of Ethics which applies to our executive officers, directors and employees, a copy of our code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Indemnification

Under our bylaws, every person who was or is a party to, or is threatened to be made a party to, or is involved in any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, by reason of the fact that he is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust, or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability, and loss (including attorneys’ fees judgments, fines, and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection therewith. Such right of indemnification shall be a contract right, which may be enforced in any manner desired by such person. The expenses of officers and directors incurred in defending a civil or criminal action, suit, or proceeding must be paid by us as they are incurred and in advance of the final disposition of the action, suit, or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by us. Such right of indemnification shall not be exclusive of any other right which such directors, officers, or representatives may have or hereafter acquire, and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of shareholders, provision of law, or otherwise.

Without limiting the application of the foregoing, our board of directors may adopt bylaws from time to time with respect to indemnification, to provide at all times the fullest indemnification permitted by the laws of the State of Nevada, and may cause us to purchase and maintain insurance on behalf of any person who is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not we would have the power to indemnify such person. The indemnification provided shall continue as to a person who has ceased to be a director, officer, employee, or agent, and shall inure to the benefit of the heirs, executors and administrators of such person.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

We have not entered into any agreements with our directors and executive officers that require us to indemnify these persons against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred (including expenses of a derivative action) in connection with any proceeding, whether actual or threatened, to which any such person may be made a party by reason of the fact that the person is or was our director or officer or any of our affiliated enterprises.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2020 and 2019 for professional services rendered by our independent registered public accounting firm Boyle CPA, LLC:

Fees	2020	2019
Audit Fees	$19,500	10,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$19,500	10,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2020 and 2019 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2020 and 2019, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2020 and 2019 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of WikiSoft Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WikiSoft Corp (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s cumulative net losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019.

Bayville, NJ

March 26, 2021

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

WIKISOFT CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2020	December 31, 2019
Current assets
Cash	$19,564	$131,605
Prepaid and other current assets	187,500	—
Total current assets	207,064	131,605

Total assets	$207,064	$131,605

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	137,389	23,997
Related party advances	29,626	35,869
Related party loans	63,090	—
Total current liabilities	230,105	59,866

Total liabilities	230,105	59,866

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2020 and December 31, 2019, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 104,964,265 and 104,425,830 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	104,966	104,426
Additional paid-in capital	7,232,305	5,373,328
Stock payable	223,226	223,226
Accumulated deficit	(7,583,538)	(5,629,241)
Total stockholders' equity (deficit )	(23,041)	71,739

Total liabilities and stockholders' equity (deficit)	$207,064	$131,605

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2020	December 31, 2019

Revenue - related party	$—	$44,444

Cost of revenues	—	—

Gross profit	—	44,444

Operating expenses
Professional fees	1,887,706	72,556
Product development	6,000	2,850
General and administrative	53,517	18,899
Total operating expenses	1,947,223	94,305

Loss from operations	(1,947,223)	(49,861)

Other expense
Loss on foreign currency translation	—	(1,512)
Interest expense	(7,074)	—
Loss on reverse merger	—	(2,837,392)
Total other expense	(7,074)	(2,838,904)

Net loss before tax provision	$(1,954,297)	$(2,888,765)
Tax Provision	—	—
Net loss	$(1,954,297)	$(2,888,765)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding	104,743,134	99,971,295

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2018	—	$—	99,923,026	$99,923	$2,426,561	$249,234	$(2,740,476)	$35,242
Shares issued for cash	—	—	87,585	88	87,316	466	—	87,870
Shares issued as a result of the reverse merger	—	—	365,219	365	237,027	—	—	237,392
Conversion of preferred stock at time of reverse merger	—	—	4,000,000	4,000	2,596,000	—		2,600,000
Stock dividend	—	—	50,000	50	26,424	(26,474)		—
Net loss	—	—	—	—	—	—	(2,888,765)	(2,888,765)
Balance, December 31, 2019	—	$—	104,425,830	104,426	5,373,328	223,226	(5,629,241)	71,739
Shares issued for cash	—	—	3,000	3	4,250	—	—	4,253
Shares issued for services	—	—	584,500	586	1,852,915	—	—	1,853,501
Cancellation of unallocated shares	—	—	(49,065)	(49)	49	—	—	—
Imputed interest	—	—	—	—	1,763	—	—	1,763
Net loss	—	—	—	—	—	—	(1,954,297)	(1,954,297)
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$(7,583,538)	$(23,041)

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,954,297)	$(2,888,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on reverse merger	—	2,837,392
Stock based compensation	1,853,501	—
Imputed interest	1,763	—
Changes in assets and liabilities
Increase (decrease) in contract liability	—	(44,444)
Increase in prepaid assets	(187,500)	—
Increase (decrease) in accounts payable	113,392	13,997
Net cash used in operating activities	(173,141)	(81,820)

Cash Flows from investing
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from related party advances	1,909	15,979
Payment of related party advances	(8,152)	(17,300)
Related party loans	63,090	—
Proceeds from issuance of common stock	4,253	87,870
Net cash from financing activities	61,100	86,549

Net increase (decrease) in Cash	(112,041)	4,729

Beginning cash balance	131,605	126,876

Ending cash balance	$19,564	$131,605

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization

WikiSoft Corp. (“we”, “our”, the "Company") was incorporated in the state of Nevada in May 1998 as Sensor Technologies Inc.

In March 2006 the Company changed its name to Bixby Energy Systems Inc.

In September 2006 the Company changed its name to Power Play Development Corporation.

In April 2007 the Company changed its name to National League of Poker, Inc.

In October 2011 the Company changed its name to Power Play Development Corporation.

In March 2018 the Company changed its name to Bluestar Technologies, Inc.(“BLUE”)

On March 31, 2019, the Company entered into a reverse merger agreement with Wikisoft Corp, a Delaware corporation. Pursuant to the Agreement, the Company acquired WikiSoft DE and became Wikisoft Corp.

Nature of operations

The Company is a wiki portal for businesses. Built on MediaWiki software, the new portal, called wikiprofile.com, is expected to eventually be the largest in the wiki platform with over 328 million published articles and profiles on companies, top brands, and corporate influencers. Users will be able to freely search the portal and all content will eventually be collected, updated and fact-checked in real-time. The Company will generate revenue through paid advertisement placements imbedded in the webpages associated with wikiprofile.com.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of the Company prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. – On March 31, 2019, the Company, a Nevada corporation, entered into an Agreement and Plan of Merger with WikiSoft DE, a Delaware corporation, and WikiSoft Acquisition, Inc., a Delaware corporation. WikiSoft Acquisition, Inc. merged with and into WikiSoft DE (the “Merger”) on April 30, 2019, with the filing of Articles of Merger with the Delaware Secretary of State. All significant inter-company transactions and balances have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition of Contract based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Fair value of financial instruments – The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 -	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.
●	Level 3 -	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five basic criteria be met before revenue can be recognized: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Service Contracts

The company recognizes service contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Service contracts are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. The company recognizes revenue based primarily on contract cost incurred to date compared to total estimated contract cost (an input method). The input method is the most faithful depiction of the company’s performance because it directly measures the value of the services transferred to the customer. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on service contracts are typically due in advance, depending on the contract.

For service contracts in which the company has the right to consideration from the customer in an amount that corresponds directly with the value to the customer of the company’s performance completed to date, revenue is recognized when services are performed and contractually billable. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset under contract assets on the Consolidated Balance Sheet. Amounts billed to clients in excess of revenue recognized on service contracts to date are classified as a current liability under contract liabilities. Customer payments on service contracts are typically due within 30 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts) of $0 and contract work in progress (typically for fixed-price contracts) of $0 as of December 31, 2020 and December 31, 2019. Unbilled receivables, which represent an unconditional right to payment subject only to the passage of time, are reclassified to accounts receivable when they are billed under the terms of the contract. Advances that are payments on account of contract assets of $0 and $0 as of December 31, 2020 and December 31, 2019, respectively, have been deducted from contract assets. Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded $0 and $0 in contract liabilities as of December 31, 2020 and December 31, 2019, respectively.

Practical Expedients

If the company has a right to consideration from a customer in an amount that corresponds directly with the value of the company’s performance completed to date (a service contract in which the company bills a fixed amount for each hour of service provided), the company recognizes revenue in the amount to which it has a right to invoice for services performed.

The company does not adjust the contract price for the effects of a significant financing component if the company expects, at contract inception, that the period between when the company transfers a service to a customer and when the customer pays for that service will be one year or less.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (use taxes, value added taxes, some excise taxes).

For the years ended December 31, 2020 and 2019, the Company reported revenues of $0 and $44,444, respectively.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $19,564 and $131,605 in cash and no cash equivalents as of December 31, 2020 and December 31, 2019, respectively.

Concentration Risk

At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2020, the cash balance was held in an account outside of the United States which is not FDIC insured. The balance not insured by the FDIC was $22,412. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. The Company also has concentration risk associated with its customer base.

Stock-based compensation

The Company follows the guidelines in Financial Accounting Standards Board’s (FASB) Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company accounts for non-employee share-based awards in accordance with FASB ASC 505-50 under which the awards are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and are recognized as expense over the service period.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Long-lived Assets

In accordance with the FASB ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Income taxes

The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company has adopted of ASC 842, but the adoption of the standard has not impacted our financial position or results of operations.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2020, the Company had $19,564 cash on hand. At December 31, 2020 the Company has an accumulated deficit of $7,583,538. For the twelve months ended December 31, 2020, the Company had a net loss of $1,954,297, and net cash used in operations of $173,141. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

4. REVERSE MERGER

On March 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WikiSoft Acquisition, Inc., a Delaware corporation (“Merger Sub”) and WikiSoft Corp., a privately held Delaware corporation (“WikiSoft DE”). In connection with the closing of this merger transaction, Merger Sub merged with and into WikiSoft DE (the “Merger”) on April 30, 2019, with the filing of Articles of Merger with the Delaware Secretary of State. However, the Company engaged in a change of control prior to March 31, 2019 for accounting purposes.

In addition, pursuant to the terms and conditions of the Merger Agreement:

▪	Each share of WikiSoft DE’s outstanding membership interest was converted into the right to receive one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), all of which shares of Common Stock were issued in exchange for the total outstanding shares of common stock in WikiSoft DE for a total of 100,000,000 shares of Common Stock.
▪	WikiSoft DE provided customary representations and warranties and closing conditions, including approval of the Merger by a majority of its voting shareholders.
▪	Shareholders in the Company holding 60 shares of Series A Preferred Stock converted their preferred stock into 4,000,000 shares of common stock.

After giving effect to the issuance 100,000,000 shares of the Company’s common stock to the former shareholders of WikiSoft DE, combined with 4,306,097 shares of common stock of the pre-merger Company, the combined Company had 104,365,219 shares of common stock issued and outstanding, resulting in the shareholders of the pre-merger Company collectively owning approximately 4.13%, and the former WikiSoft DE shareholders owning approximately 95.87%, of the outstanding common stock of the Company. WikiSoft DE was determined to be the accounting acquirer since its former members has majority control of the common stock, the majority members of the board of directors, and comprise the executive officers of the Company after the merger was to be consummated. Thus, for accounting purposes the merger has been accounted for as a reverse acquisition with WikiSoft DE as the accounting acquirer (legal acquiree) and the Company as the accounting acquiree (legal acquirer and the registrant).

The Company determined the fair value of consideration effectively transferred in connection with the reverse merger in accordance with ASC 805, whereas as the accounting acquirer, WikiSoft DE, is required to calculate a hypothetical amount of consideration it would have transferred to the accounting acquiree (the Company) to obtain the same percentage ownership interest in the combined entity that results from the transaction. Under reverse acquisition accounting, as the accounting acquirer, WikiSoft DE is deemed (for accounting purposes only) to have issued 4,365,219 shares with an aggregate value at the merger date of $2,837,392 based on estimated fair value of $0.65 per share.

The Company determined the fair value of its common stock in accordance with the guidance in ASC 820 - Fair Value Measurement. ASC 820 states fair value is based on market prices or market inputs, not based on entity-specific measurements. In conducting its analysis of the fair value of the Company’s common stock, the Company noted that PUBCO stock is traded on the OTC market, but is not widely traded, thus the Company determined that the OTC market is not a reliable measure of the fair value of the Company’s common stock. Instead the Company determined fair value of its common stock based on recent substantial sales and determined the fair value of its common stock to be $0.65 per share.

The total purchase price allocation was allocated to identifiable tangible assets deemed acquired, and liabilities assumed, of the Company in the merger, based on their estimated fair values. The estimated fair values were determined from information that was available at the merger date. The Company believes that the information available provided a reasonable basis for estimating the fair values. The Company was unable to identify any assets or liabilities assumed as of the reverse merger date as a result a loss of $2,837,392 was recorded as a result of the transaction.

5. RELATED PARTY TRANSACTIONS

Related party advances

As of December 31, 2020 and 2019, the Company had amounts due to Fastbase Inc, a company commonly controlled by a board member of the Company, of $29,626 and $35,869, respectively. During the years ended December 31, 2020 and 2019, the Company received additional advances in the amounts of $1,909 and $15,979, respectively, and the Company made payments on the advances in the amounts of $8,152 and $17,300, respectively.

Related party loans

On June 1, 2020 the company entered into a loan agreement with Fastbase Inc, a company commonly controlled by a board member of the Company, in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020 the company entered into a loan agreement with Fastbase Inc, a company commonly controlled by a board member of the company, in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020 the company entered into a loan agreement with Fastbase Inc, a company commonly controlled by a board member of the company, in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023.

On December 3, 2020 the company entered into a loan agreement with Fastbase Inc, a company commonly controlled by a board member of the company, in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023.

Interest expense related to related party loans was $2,069 and $0 as of December 31, 2020 and 2019, respectively, of which $1,763 was imputed interest and recorded against additional paid in capital for the year ended December 31, 2020.

Revenues related party

On March 1, 2018 Wikisoft entered into a service contract with Fastbase Inc., a company commonly controlled by a board member of the company, to provide 5 million ad impressions and 18 months of advertisements with tracking code placement on all Wikisoft portals for $100,000. During this period the company must not display any type of advertisements for other web analytics tools in competition with Fastbase Inc. The Company recognized the revenue evenly over the life of the Contract.

During the years ended December 31, 2020 and 2019, the Company recognized $0 and $44,444 in revenue related to the contract.

6. INCOME TAXES

For the years ended December 31, 2020 and 2019, the cumulative net operating loss carry-forward from continuing operations is approximately $7,583,538 and $5,629,241, respectively, and will expire beginning in the year 2031.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2020 and 2019:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$1,592,543	$1,182,141
Valuation allowance	(1,592,543)	(1,182,141)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $7,583,538 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

7. STOCKHOLDERS’ EQUITY

Overview

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2020 and December 31, 2019, there were 104,964,265 and 104,425,830 shares of common stock issued and outstanding, respectively.

As of December 31, 2020 and December 31, 2019, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the year ended December 31, 2019

During the period commencing January 1, 2019 through March 31, 2019, the Company issued 8,478 shares of common stock for $5,197 cash.

On March 31, 2019, concurrent with the close of the reverse merger the Company issued 4,000,000 shares of the Company’s $0.001 par value common stock in relation to conversion of 60 shares of preferred stock held by pre-merger Wikisoft Corp shareholders. (See note 4 for additional details.)

On March 31, 2019, concurrent with the close of the reverse merger the Company issued 365,219 shares of the Company’s $0.001 par value common stock valued at $237,392. (See note 4 for additional details.)

During the period commencing April 1, 2019 through June 30, 2019, the Company issued 68,732 shares of common stock for $63,472 cash.

During the period commencing July 1, 2019 through September 30, 2019, the Company issued 4,875 shares of common stock for $10,126 cash.

During the period commencing November 1, 2019 through December 31, 2019, the Company issued 5,500 shares of common stock for $9,075 cash.

On December 31, 2019 the company issued 50,000 shares of common stock for a share dividend valued at $26,474, which had previously been recorded as stock payable.

Common Stock issuances during the year ending December 31, 2020

On January 3, 2020, the Company issued 500 shares of common stock for $868 cash.

On May 28, 2020, the Company issued 1,500 shares of common stock for $1,950 cash.

On May 28, 2020, the Company issued 1,000 shares of common stock for $1,436 cash.

On April 16, 2020, the Company issued 1,500 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $2.00 per share or $3,000.

On May 16, 2020, the Company issued 4,000 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $1.25 per share or $5,000.

On June 1, 2020, the Company issued 500,000 shares of the Company’s $0.001 par value common stock to Carsten K. Falk, the Company’s Chief Commercial Officer and deputy as a signing bonus. The shares were valued on the date of issuance at $3.00 per share or $1,500,000.

On June 16, 2020, the Company issued 4,000 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $2 per share or $8,000.

On August 1, 2020, the Company issued 12,500 shares of the Company’s $0.001 par value common stock for Consulting services. The shares were valued on the date of issuance at $4.50 per share or $56,250.

On August 1, 2020, the Company issued 62,500 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $4.50 per share or $281,250.

8.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements, except as disclosed below.

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock.

2.       Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.       Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No. Exhibit Name.

3.1	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
3.7	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.1	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.2*	Description of the Company’s Securities
10.1	Employment Agreement with Carsten Kjems Falk, dated September 1, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.2	Executive Contract with Paul Quintal dated October 1, 2020 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.3	Executive Contract with Rasmus Refer, dated June 12, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
10.4	Employment Agreement with Rene Lauritsen dated June 12, 2020. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
10.5	Equity Purchase Agreement with Oscaleta Partners, LLC dated August 31, 2020 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.6	Registration Rights Agreement, dated August 31, 2020 with Oscaleta Partners, LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.7	Agreement with Fastbase Inc. dated March 1, 2018.(Incorporated by reference to Exhibit 10.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.8	Employment Agreement with Oscar Eg Gensman dated September 1, 2020.(Incorporated by reference to Exhibit 10.8 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.9	Termination of Employment Agreement with Rene Lauritsen dated September 22, 2020. Termination of Employment Agreement with Rene Lauritsen dated September 22, 2020 (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.10	Letter of Intent for Merger with Wikisoft Corp, a Delaware corporation dated March 13, 2018. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.11	Revolving Credit Facility Agreement with Rasmus Refer dated December 30, 2020. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.12	Revolving Note for Revolving Credit Facility Agreement dated December 30, 2020. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.13	Loan Agreement with Fastbase, Inc. dated June 1, 2020. (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.14	Consulting Agreement with Milestone Management Services LLC dated May 16, 2020. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.15	Consulting Agreement with Milestone Management Services LLC dated August 1, 2020. (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.16	Amendment to Consulting Agreement with Milestone Management Services LLC dated September 21, 2020. (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.17	Executive Agreement with Paul Quintal dated July 28, 2020. (Incorporated by reference to Exhibit 10.17 of the Company’s Amended Form 10 filed with the SEC on February 11, 2021).
10.18	Executive Agreement with Carsten Falk dated May 30, 2020. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 1-A filed with the SEC on July 1, 2020).
10.19	Stock Redemption Agreement with Saqoia, Inc. dated February 18, 2021. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 22, 2021).
10.20

Amendment to Consulting Agreement with Milestone Management Services dated February 18, 2021. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 22, 2021).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
21.1*	Subsidiaries of the registrant.
31.1*	Certification of principal executive, financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith.

 ITEM 16. FORM 10-K SUMMARY.

None.

46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WikiSoft Corp.

By:	/s/ Carsten Kjems Falk
Name: Carsten Kjems Falk Title: Chief Executive Officer (principal executive officer, principal financial and accounting officer) Date: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Quintal	Director	March 26, 2021

Paul Quintal

47