Form 10-Q
period 2021-03-31
WIKISOFT CORP.
filed 2021-05-11
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-56239

Wikisoft Corp.
(Exact name of registrant as specified in its charter)

NEVADA	35-2675388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 Montgomery Street
San Francisco, CA 9	94104
(Address of Principal Executive Offices)	(Zip Code)

800-706-0806
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No☒

The number of shares outstanding of the registrant’s common stock as of May 4, 2021, was 90,964,265 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

1

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q of Wikisoft Corp. (hereinafter the “Company,” “Wikisoft,” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Quarterly Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. Important factors that may cause actual results to differ from projections include, for example:

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices. Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-Q.

As used in this quarterly report on Form 10-Q, “we,” “our,” “us” and the “Company” refer to Wikisoft Corp, a Nevada corporation.

Item 1. Financial Statements.

2

WIKISOFT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$11,648	$19,564
Prepaid and other current assets	1,777	187,500
Total current assets	13,425	207,064

Other assets
Prepaid expenses - long term	187,500	—
Total other assets	187,500	—

Total assets	$200,925	$207,064

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	131,553	137,389
Line of credit - related party	120,000	—
Related party advances	29,626	29,626
Loans payable - related party	63,090	63,090
Total current liabilities	344,269	230,105

Total liabilities	344,269	230,105

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 90,964,265 and 104,964,265 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	90,966	104,966
Additional paid-in capital	7,247,049	7,232,305
Stock payable	291,976	223,226
Accumulated deficit	(7,773,335)	(7,583,538)
Total stockholders' equity (deficit )	(143,344)	(23,041)

Total liabilities and stockholders' equity (deficit)	$200,925	$207,064

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Revenue	$—	$—

Cost of revenues	—	—

Gross profit	—	—

Operating expenses
Professional fees	109,296	20,814
General and administrative	79,399	1,163
Total operating expenses	188,695	21,977

Loss from operations	(188,695)	(21,977)

Other expense
Loss on foreign currency translation	(9)	—
Interest expense	(1,093)	—
Total other expense	(1,102)	—

Net loss	$(189,797)	$(21,977)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	104,653,154	104,425,830

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$(7,583,538)	$(23,041)
Shares issued for services	—	—	—	—	—	68,750	—	68,750
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	(1)
Imputed interest	—	—	—	—	745		—	745
Net loss	—	—	—	—	—	—	(189,797)	(189,797)
Balance, March 31, 2021	—	$—	90,964,265	$90,966	$7,247,049	$291,976	$(7,773,335)	$(143,344)

For the Three Months Ended March 31, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	—	$—	104,425,830	$104,426	$5,373,328	$223,226	$(5,629,241)	$71,739
Cash received for stock payable	—	—	—	—	—	868	—	868
Net loss	—	—	—	—	—	—	(21,977)	(21,977)
Balance, March 31, 2020	—	$—	104,425,830	$104,426	$5,373,328	$224,094	$(5,651,218)	$50,630

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net loss	(189,797)	$(21,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	68,750	—
Imputed interest	745	—
Changes in assets and liabilities
Increase in prepaid assets	(1,777)	—
Increase (decrease) in accounts payable	(5,836)	(12,508)
Net cash used in operating activities	(127,915)	(34,485)

Cash Flows from investing
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from related party advances	1,909	—
Payment of related party advances	(1,909)
Stock redemption for cash	(1)	—
Related party line of credit	120,000	—
Proceeds from issuance of common stock	—	868
Net cash from financing activities	119,999	868

Net increase (decrease) in Cash	(7,916)	(33,617)

Beginning cash balance	19,564	131,605

Ending cash balance	$11,648	$97,988

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

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

•	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•	Level 2 -

Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 -	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606. The accounting policy on revenue recognition is provided below.

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

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $11,648 and $19,564 in cash and no cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

Stock-based compensation

The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation,” which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company accounts for non-employee share-based awards in accordance with FASB ASC 505-50 under which the awards are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments, and are recognized as expense over the service period.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Long-lived Assets

In accordance with the Financial Accounting Standards Board ("FASB") Accounts Standard Codification (ASC) ASC 360-10, "Property, Plant and Equipment," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them are expected to have a material effect on the Company's financial position, results of operations or cash flows.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2021, the Company had $11,648 cash on hand. At March 31, 2021 the Company has an accumulated deficit of $7,773,335. For the three months ended March 31, 2021, the Company had a net loss of $189,797, and net cash used in operations of $127,915. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

4. RELATED PARTY TRANSACTIONS

Related party advances

As of March 31, 2021 and December 31, 2020, the Company had amounts due to Fastbase Inc, a company commonly controlled by a board member of the Company, of $29,626 and $29,626, respectively. During the three month ended March 31, 2021 and 2020, the Company received additional advances in the amounts of $1,909 and $0, respectively, and the Company made payments on the advances in the amounts of $1,909 and $0, respectively.

Loans payable - related party

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

As of March 31, 2021 and December 31, 2020, the Company had loans due to related parties of $63,090 and 63,090, respectively. Interest expense related to related party loans was $745 and $0 as of March 31, 2021 and 2020, respectively, of which $745 was imputed interest and recorded against additional paid in capital for the quarter ended March 31, 2021.

Line of credit – related party

On December 30, 2020 the company entered into a $1,000,0000 revolving note agreement with its majority shareholder. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the three months ended March 31, 2021, the Company borrowed $120,000 under the revolving note. As of March 31, 2021 and December 31, 2020, the note had a balance of $120,000 and $0, respectively.

5. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2021 and December 31, 2020, there were 90,964,265 and 104,964,265 shares of common stock issued and outstanding, respectively.

As of March 31, 2021 and December 31, 2020, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the three months March 31, 2020

On January 3, 2020, the Company received $868 from an investor pursuant to private placement agreement with the investor to purchase 532 shares of the Company’s $0.001 par value common stock at a purchase price equal to $1.63 for each share of common stock. The shares had not been issued as of March 31, 2020 as a result the Company recorded a stock payable of $868.

Common Stock issuances during the three months March 31, 2021

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

During the three months ended March 31, 2021, the Company entered into an employment agreement in which it granted 100,000 shares of common stock. The shares were valued on the date of issuance at $2.75 per share and vest and are issuable on September 30, 2022. As of March 31, 2021, the shares have not been issued and the Company has recognized $34,375 associated with the vesting of the shares.

6.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the quarters ended March 31, 2021 and 2020, should be read in conjunction with the other sections of this Quarterly Report, including the Financial Statements and notes thereto of the Company included in this Quarterly Report. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other matters over which we have no control. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019 in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. Rasmus Refer was previously the CEO of the Company until August 31, 2020 and Director of the Company until November 30, 2020, and our current CEO and sole director were appointed thereafter.

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

Our Vision and Strategy

In line with increasing globalization, we believe that there is a growing demand for access to credible company and employee information worldwide. Our flagship online platform, Wikiprofile.com, aims to be a powerful solution with tools and resources for businesses and business professionals to find valid information quickly and easily so that they can make informed career and hiring decisions. (The information available on or accessible through the foregoing website is not a part of this Quarterly Report and is not incorporated by reference herein). By leveraging artificial intelligence and machine learning techniques, Wikisoft seeks to process raw data elements and refine them into tangible and valuable insights for businesses and business professionals. We believe that our platform architecture provides scalability and enables the fast implementation of new features.

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

Our strategy is focused on key value propositions for both non-paying and paying users. We plan to generate revenues primarily from premium profiles and recruiting on our website platform. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform. We expect our platform to be relaunched in Q2, 2021. On our relaunched platform, users will be freely able to search the portal and most of our content at no cost. We believe that this will generate considerable consumer usage, which we believe can then lead to users engaging in our premium business model with paid products, seeking to deliver additional value for business professionals and businesses.

Recent Developments

The Depository Trust Company

The Company applied in December 2020, and received approval on January 22nd 2021, for the Company’s common stock to be approved by The Depository Trust Company (the "DTC") to enable Wikisoft Corp. shareholders to transfer their shares of WSFT stock electronically after buying or selling on the open market.

Form 10 Effectiveness

Following the effectiveness of the Form 10 on February 12th, the Company is now subject to the reporting requirements of the SEC, and specifically of the Exchange Act of 1934, as amended. This means the Company will begin filing annual reports with the SEC on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and subject itself to additional reporting obligations related to proxies, shareholder actions and stock ownership rules. The Company filede its first Annual Report on Form 10-K timely on March 29th for the year ended December 31, 2020.

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

Amendment to Consulting Agreement

On February 18, 2021, the Company entered into a second Amendment to the Consulting Agreement (the “Second Amendment”) with Milestone Management Services, a limited liability company organized under the laws of the state of Nevada (“Milestone”) to amend the consulting agreement between the Company and Milestone effective as of August 1, 2020, as amended (the “Original Agreement”). Pursuant to the Original Agreement, Milestone agreed to provide strategic advisory services to the Company. Pursuant to a first amendment to the Original Agreement, which was entered into on September 21, 2020, the start date of the Original Agreement was delayed until March 1, 2021. Pursuant to the Second Amendment, the start date of the Original Agreement was delayed until June 1, 2022, however the Company in their sole discretion can elect to move up the start date of the Original Agreement to an earlier date. Other than the foregoing, no other material changes were made to the Original Agreement in the Second Amendment.

New Investor Website

The Company launched a new investor relations Website on February 22nd 2021. The investor site intends to provide transparency and disclosure about our Company consistent with the information disclosed in our filings with the Securities and Exchange Commission.

Termination of Equity Purchase Agreement

On August 31, 2020, the Company entered into an Equity Purchase Agreement (the “EPA”) with Oscaleta Partners LLC (the “Investor”). Under the EPA, the Company was able to require the Investor to acquire shares of the Company’s common stock, up to a maximum amount of $5,000,000, once the Company met certain criteria as set forth in the EPA. Pursuant to Section 10.5 of the EPA, the Company was permitted to terminate the EPA at any time by giving written notice to the Investor. On April 6, 2021, the Company gave the investor written notice in accordance with Section 10.5 of the EPA that the Company was terminating the EPA effective April 6, 2021 (the “Termination”). There were no termination penalties incurred or payable by the Company or the Investor in connection with the Termination.

Plan of Operations

We expect to undertake the following activities during the following time periods in the next 12 months, and we expect the total costs of such activities to be $500,000.

Second Quarter of 2021

In the latter part of this quarter, we plan to launch redesign of our flagship website wikiprofile.com and commence and test marketing activities seeking to generate users and sign ups to our website platform. The main drivers will be email, search engine marketing and Search Engine Optimization. Further development of our website platform with new features like reviews, compare companies and in-mails are planned to be developed. We plan to apply to OTC Market seeking to have the Company’s common stock trade on the OTC Markets OTCQB Tier. We expect that the total cost for the foregoing activities will be an estimated amount of $100,000.

Third Quarter of 2021

In this quarter we plan to hire a marketing manager. The main responsibilities will be to optimize and ensure KPI driven email and search engine marketing and Search Engine Optimization and execute on our marketing strategy and drive users and sign ups to our website. Furthermore, a customer care manager is expected to be hired to handle support and ensure customer satisfaction. IT development will utilize existing developers and additional developers will be hired if needed for crawling and frontend development of business logic and products. We expect that the total cost for the foregoing activities will be an estimated amount of $100,000.

Fourth Quarter of 2021

In this quarter we plan to continue to hire additional developers. We also expect to: (i) hire additional customer care and/or marketing managers to support business needs; and (ii) further develop of our platform with new features like Jobs and Job Postings is expected to be developed. We anticipate that our primary source of acquiring customers will be through Email Marketing, Search Engine Optimization & Search Engine Marketing. We also anticipate to hire a CFO to streamline financial reporting, compliance, Investor Relations and to improve corporate governance. We expect that the total cost for the foregoing activities will be an estimated amount of $150,000.

First Quarter of 2022

In this quarter we plan to continue to further develop of our platform with new features. By further leveraging artificial intelligence (“AI”) and machine learning techniques (“ML”), we expect that we will be able to process raw data and refine them into unique and actionable insights in the wiki universe. We anticipate that our primary source of acquiring customers will be through Email Marketing, Search Engine Optimization & Search Engine Marketing. We expect that the total cost for the foregoing activities will be an estimated amount of $150,000.

If we are able to raise funds from third parties exceeding $500,000, we plan to accelerate our plan of operations as much as possible consistent with the amount of funds raised and the Company’s strategy.

Achievement of the foregoing plan of operations will depend highly on our funds and the availability of those funds and accordingly there can be no assurance that we can implement the foregoing as planned or at all.

Results of Operations for the Quarter Ended March 31, 2021 and 2020

Revenues

We earned revenues of $0 for the quarter ended March 31, 2021, as compared with $0 for quarter ended March 31, 2020. We hope to increase our revenues for the remainder 2021, but we will need financing to maximize our earning potential.

Operating Expenses

Operating expenses increased from $21,977 for the quarter ended March 31, 2020 to $188,695 for the quarter ended March 31, 2021. The main reason for the increase was due to additional spend on professional fees and stock-based compensation.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other expenses of $1,102 for the quarter ended March 31, 2020, as compared with other expenses of $0 for the quarter ended March 31, 2021. Our other expenses in 2021 were largely the result of interest expense resulting from related party debt.

Net Loss

We incurred a net loss of $21,977 for the quarter ended March 31, 2020, compared to a net loss of $189,797 for the quarter ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $13,425 and total current liabilities of $344,269. We had working capital deficit of $330,844 as of March 31, 2021.

Net cash used in operating activities was $127,915 in for the quarter ended March 31, 2021, as compared with $34,485 in cash for the same period ended 2020. Our net losses were the main contributing factor to our negative operating cash flows.

Financing activities provided $119,999 in cash for the quarter ended March 31, 2021, as compared with $868 in cash provided for the same period ended 2020.

Going Concern

We have evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2021, the Company had $11,648 cash on hand. At March 31, 2021 the Company has an accumulated deficit of $7,773,335. For the three months ended March 31, 2021, the Company had a net loss of $189,797, and net cash used in operations of $127,915. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence

Future Financings.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money or find alternate forms of financing, which we do not have in place at this time other than the “Credit Agreement” with Rasmus Refer. Pursuant to the Credit Agreement dated December 30, 2020, Mr. Refer has agreed to make unsecured loans and extensions of credit available to the Company of up to $1,000,000, as requested by the Company under the Credit Agreement, to implement the Company’s plan of operations if we are unable to raise sufficient funds from other sources. The funds extended to the Company under the Credit Agreement will have a maturity date of 24 months and will carry interest at 0.01% per annum. The Company may prepay the funds at any time without penalty. To date $120,000 has been provided to the Company under the Credit Agreement.

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

Critical Accounting Policies.

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed Note 2 of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

3.1	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
3.7	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.1	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).

10.1	Stock Redemption Agreement with Saqoia, Inc. dated February 18, 2021. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 22, 2021).
10.2	Amendment to Consulting Agreement with Milestone Management Services dated February 18, 2021. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 22, 2021)

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wikisoft Corp.

Dated: May 11, 2021	By:	/s/ Carsten Kjems Falk
Carsten Kjems Falk
Chief Executive Officer (principal executive, accounting, and financial officer)

