Form 10-Q
period 2021-06-30
WIKISOFT CORP.
filed 2021-08-11
CIK 1393781

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

[]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-56239

Wikisoft Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2675388
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

315 Montgomery Street

San Francisco, CA 94104

(Address of principal executive offices)

800-706-0806

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,039,265 common shares as of August 6, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020;
F-2	Consolidated Statements of Operations for the for the three and six months ended June 30, 2021 and 2020 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended June 30, 2021 and 2020 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

WIKISOFT CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$29,706	$19,564
Prepaid and other current assets	1,244	187,500
Total current assets	30,950	207,064

Other assets
Prepaid expenses - long term	187,500	—
Total other assets	187,500	—

Total assets	$218,450	$207,064

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	161,609	137,389
Line of credit - related party	245,000	—
Related party advances	29,626	29,626
Loans payable - related party	63,090	63,090
Total current liabilities	499,325	230,105

Total liabilities	499,325	230,105

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 90,989,265 and 104,964,265 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	90,991	104,966
Additional paid-in capital	7,297,278	7,232,305
Stock payable	326,351	223,226
Accumulated deficit	(7,995,495)	(7,583,538)
Total stockholders' equity (deficit )	(280,875)	(23,041)

Total liabilities and stockholders' equity (deficit)	$218,450	$207,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$—	$—	$—	$—

Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
Professional fees	131,095	1,536,897	$240,391	1,557,711
General and administrative	89,955	7,239	$169,354	8,402
Total operating expenses	221,050	1,544,136	409,745	1,566,113

Loss from operations	(221,050)	(1,544,136)	(409,745)	(1,566,113)

Other expense
Loss on foreign currency translation	—	—	$(9)	—
Interest expense	(1,110)	(5,245)	$(2,203)	(5,245)
Total other expense	(1,110)	(5,245)	(2,212)	(5,245)

Net loss	$(222,160)	$(1,549,381)	$(411,957)	$(1,571,358)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common shares outstanding	90,970,309	104,589,473	97,773,934	104,507,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$(7,583,538)	$(23,041)
Shares issued for services	—	—	—	—	—	68,750	—	68,750
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	(1)
Imputed interest	—	—	—	—	745		—	745
Net loss	—	—	—	—	—	—	(189,797)	(189,797)
Balance, March 31, 2021	—	$—	90,964,265	$90,966	$7,247,049	$291,976	$(7,773,335)	$(143,344)
Shares issued for services	—	—	25,000	25	49,475	34,375	—	83,875
Imputed interest	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	—	(222,160)	(222,160)
Balance, June 30, 2021	—	$—	90,989,265	$90,991	$7,297,278	$326,351	$(7,995,495)	$(280,875)

For the Six Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	—	$—	104,425,830	$104,426	$5,373,328	$223,226	$(5,629,241)	$71,739
Cash received for stock payable	—	—	—	—	—	868	—	868
Net loss	—	—	—	—	—	—	(21,977)	(21,977)
Balance, March 31, 2020	—	$—	104,425,830	$104,426	$5,373,328	$224,094	$(5,651,218)	$50,630
Shares issued for direct investment	—	—	3,000	3	4,251	(868)	—	3,386
Shares issued for services	—	—	505,500	506	1,507,494	—	—	1,508,000
Imputed Interest	—	—	—	—	240	—	—	240
Net loss	—	—	—	—	—	—	(1,549,381)	(1,549,381)
Balance, June 30, 2020	—	$—	104,934,330	$104,935	$6,885,313	$223,226	$(7,200,599)	$12,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net loss	$(411,957)	$(1,571,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	152,625	1,508,000
Imputed interest	1,499	240
Changes in assets and liabilities
Increase in prepaid assets	(1,244)	—
Increase (decrease) in accounts payable	24,220	(7,758)
Net cash used in operating activities	(234,857)	(70,876)

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from related party advances	1,909	32,124
Payment of related party advances	(1,909)	(8,152)
Stock redemption for cash	(1)	—
Related party line of credit	245,000	—
Proceeds from issuance of common stock	—	4,254
Net cash from financing activities	244,999	28,226

Net increase (decrease) in Cash	10,142	(42,650)

Beginning cash balance	19,564	131,605

Ending cash balance	$29,706	$88,955

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIKISOFT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Organization

WikiSoft Corp. (“we”, “our”, the "Company") was incorporated in the state of Nevada in May 1998 as Sensor Technologies Inc.

Nature of operations

The Company is a portal for businesses and business people. The portal, called wikiprofile.com, has a vision to be the largest wiki platform with published articles and profiles on companies, top brands, and corporate influencers. Users will be able to freely search the portal and all content will eventually be collected, updated and fact-checked in real-time. The Company plan to generate revenues primarily from premium profiles and recruiting on our website.

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

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of six months or less to be cash equivalents. There was $29,706 and $19,564 in cash and no cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2021, the Company had $29,706 cash on hand. At June 30, 2021 the Company has an accumulated deficit of $7,995,495. For the six months ended June 30, 2021, the Company had a net loss of $411,957, and net cash used in operations of $234,857. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

4. RELATED PARTY TRANSACTIONS

Related party advances

As of June 30, 2021 and December 31, 2020, the Company had amounts due to Fastbase Inc., a company commonly controlled by a board member of the Company, of $29,626 and $29,626, respectively. During the six month ended June 30, 2021 and 2020, the Company received additional advances in the amounts of $1,909 and $32,124, respectively, and the Company made payments on the advances in the amounts of $1,909 and $8,152, respectively.

Loans payable - related party

On June 1, 2020 the company entered into a loan agreement with Fastbase Inc., a company commonly controlled by a board member of the Company, in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020 the company entered into a loan agreement with Fastbase Inc., a company commonly controlled by a board member of the company, in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020 the company entered into a loan agreement with Fastbase Inc., a company commonly controlled by a board member of the company, in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023.

On December 3, 2020 the company entered into a loan agreement with Fastbase Inc., a company commonly controlled by a board member of the company, in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023.

As of June 30, 2021 and December 31, 2020, the Company had loans due to related parties of $63,090 and $63,090, respectively. Interest expense related to related party loans was $2,203 and $0 for the six months of June 30, 2021 and 2020, respectively, of which $1,499 was imputed interest and recorded against additional paid in capital for the quarter ended June 30, 2021.

Line of credit – related party

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement with it majority shareholder. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the six months ended June 30, 2021, the Company borrowed $245,000 under the revolving note. As of June 30, 2021 and December 31, 2020, the note had a balance of $245,000 and $0, respectively.

5. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2021 and December 31, 2020, there were 90,989,265 and 104,964,265 shares of common stock issued and outstanding, respectively.

As of June 30, 2021 and December 31, 2020, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the six months June 30, 2020

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

On May 16, 2020, the Company issued 4,000 shares of the Company’s $0.001 par value common stock to Milestone Management for Consulting services. The shares were valued on the date of issuance at $1.25 per share or $4,000.

On June 1, 2020, the Company issued 500,000 shares of the Company’s $0.001 par value common stock to Carsten K. Falk, the Company’s Chief Commercial Officer and deputy as a signing bonus. The shares were valued on the date of issuance at $3.00 per share or $1,500,000.

Common Stock issuances during the six months June 30, 2021

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

On June 8, 2021 the Company issued 25,000 shares of the Company’s $0.001 par value common stock to Triton Funds for services. The shares were valued on the date of issuance at $1.98 per share or $49,500.

OnSeptember 1, 2020, the Company entered into an employment agreement in which it granted an employee 100,000 shares of common stock with a vesting period through September 30, 2022, valued on the date of issuance at $275,000. During the six months ended June 30, 2021, the Company recognized $103,125 to compensation under the vesting terms of the agreement. As of June 30, 2021, the vested shares have not been issued and have been included in the balance sheet as a Stock Payable.

6.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

Wikisoft Corp. has a vision to become one of the largest portals of information for businesses. Our portal, which initially launched in January 2018, is called wikiprofile.com and seeks to provide profiles on companies, business people and corporate influencers. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Quarterly Report.

Although our website portal is currently operational in its beta form launched June 1, 2021. At this time we are solely focused on developing the website. From its initial launch in 2018 to September 2020, we worked on developing the website in its initial form, beginning in September 2020 we began working to launch our updated website portal, which was launched in its beta form June 1, 2021. Our developers are based in Brazil and Denmark and our IT operations are based in Denmark.

Users are able to freely search the portal and all content will be collected and updated in real-time. Our platform is developed on multiple Postgres databases that provides the foundation for our Wikiprofile platform. The scalable Jamstack microservice architecture aims to remove the load pressure from a server-oriented focus and utilizes the resources on various browsers to deliver a user experience with modern well performing page speed due to architecture. The architecture is designed to make the web faster, more secure, and easier to scale. Using proprietary crawler technology, the databases automatically collect information on newly found entities, seeking to have a complete database.

We plan to generate revenues primarily from premium profiles and recruiting on our website. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform.

Plan of Operations

For the 2021 fiscal year, we expect to require a minimum of $500,000 in operating funds. The source of such funds is anticipated to be from capital raised from third parties. The founder Rasmus Refer, who owns 7.7% of the Company’s issued and outstanding common stock as of the date of this report, pursuant to a Revolving Credit Facility Agreement (the “Credit Agreement”) between him and the Company, dated December 30, 2020, has agreed to make unsecured loans and extensions of credit available to the Company of up to $1,000,000, as requested by the Company under the Credit Agreement, to implement the Company’s plan of operations if we are unable to raise sufficient funds from other sources.

The Purchase Agreement between the Company and White Lion has been signed dated June 8, 2021. Under the agreement, the Company may require White Lion to acquire shares of the Company’s common stock, up to a maximum amount of $20,000,000.

If we are able to raise funds from third parties exceeding $500,000, we plan to accelerate our plan of operations as much as possible consistent with the amount of funds raised and the Company’s strategy.

During the months of 2021, the Company has completed the following:

Form-10 effectiveness

The Company filed a Registration Statement on Form 10 with the SEC on January 6, 2021 to register its common stock under the Exchange Act. The Company’s Registration Statement on Form 10 went effective on February 12, 2021, and the Company is now subject to reporting obligations with the SEC. The Company’s management sees this as an important and essential step in our commitment to provide our investors with transparency and accountability.

Redemption Agreement

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock. Rasmus Refer was previously the Chief Executive Officer of the Company from April 2019 to August 2020 and Director of the Company from April 2019 to November 2020. Prior to the Redemption Agreement, SI held 86,895,078 shares of the Company’s common stock, and after the Redemption Agreement, SI held 72,895,078 shares of the Company’s common stock of which Mr. Refer has voting and dipositive power.

On July 8, 2021, SI agreed to donate its 72,895,078 shares of common stock in our company to Modern Art Foundation Inc. Mr. Refer now currently holds 3,500,000 shares of our common stock in his own name, and 3,500,000 shares held by Wikisoft Holdings, of which he has voting and dipositive power.

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

New Investor Website

The Company launched a new investor relations Website on February 22, 2021. The investor site on www.wikisoft.com intends to provide transparency and disclosure about our Company consistent with the information disclosed in our filings with the Securities and Exchange Commission. The information on our website is not made part of this Quarterly Report.

Signed Purchase Agreement with White Lion Capital, LLC

The Purchase Agreement signed on May 10th provides that the Company has the right, but not the obligation to cause White Lion Capital to purchase up to $20,000,000 (the "Commitment Amount") of the Company's common stock, from time to time, during the commitment period, which starts on the date of execution of the Purchase Agreement and terminates on the earlier of, the date where the Commitment Amount is purchased or December 31, 2022, at a purchase price as set forth in the Purchase Agreement. The Company intends to use the net proceeds from the Purchase Agreement for the expansion of working capital and other general corporate purposes in accordance with its business strategy. The Company filed an S-1 on July 30, 2021. The SEC declared it effective on Aug 5, 2021.

Signed Purchase Agreement with Triton funds LP

On June 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton Funds”), an unrelated third party. Subject to the terms and conditions set forth in the CSPA, the Company agreed to sell Common Stock of the Company to Triton Funds having an aggregate value of $750,000 at a fixed price of $1.50 per share (the “Investment Amount”).

The CSPA requires that the Company issue to Triton Funds an Administrative Fee of 25,000 shares of Common Stock and a deduction of $10,000 from the Investment Amount at Closing.

Triton Funds’ obligation to purchase securities is conditioned on an effective registration statement for the shares being purchased and Triton Funds’ ownership not exceeding 4.99% of the issued and outstanding shares of the Company giving effect to such purchase.

In connection with the CSPA, the Company also executed a Common Stock Purchase Warrant (the “Warrant”) under which Triton Funds is granted a three-year right to purchase up to 500,000 common shares of the Company (the “Warrant Shares”) subject to the terms and conditions of the Warrant.

On June 15, 2021, the Company filed a registration statement concerning the investment with Triton Funds. Shortly thereafter, the Company received comments from the SEC on the registration statement. The Company intends to respond to the comments and amend the registration statement, and to any other action necessary to work through the issued raised by the SEC as soon as possible.

Relaunch of Wikiprofile

Launched redesign and a beta version of our flagship website wikiprofile.com on June 1, 2021. Test of beta site has been commenced and following a stabilization period marketing activities seeking to generate users and sign ups to our website platform will be commenced. The main drivers will be email, search engine marketing and Search Engine Optimization.

Third Quarter of 2021

In this quarter we plan to hire a marketing manager or outsource marketing. The main responsibilities will be to optimize and ensure KPI driven email and search engine marketing and Search Engine Optimization and execute on our marketing strategy and drive users and sign ups to our website. Furthermore, a customer care manager is expected to be hired to handle support and ensure customer satisfaction. IT development will utilize existing developers and additional developers will be hired if needed for crawling and frontend development of business logic and products. We expect that the total cost for the foregoing activities will be an estimated amount of $150,000.

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

First Quarter of 2022

In this quarter we plan to continue to further develop of our platform with new features. By further leveraging artificial intelligence (“AI”) and machine learning techniques (“ML”), we expect that we will be able to process raw data and refine them into unique and actionable insights in the wiki universe. We anticipate that our primary source of acquiring customers will be through Email Marketing, Search Engine Optimization & Search Engine Marketing. We expect that the total cost for the foregoing activities will be an estimated amount of $200,000.

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

 Results of Operation for Three and Six Months Ended June 30, 2021 and 2020

Revenues

We earned no revenues for the three and six months ended June 30, 2021 or 2020. We hope to generate revenues in the remainder 2021, but we will need financing to maximize our earning potential.

Operating Expenses

Operating expenses decreased from $1,544,136 for the quarter ended June 30, 2020 to $221,050 for the quarter ended June 30, 2021. Operating expenses decreased from $1,566,113 for the six months ended June 30, 2020 to $409,745 for the six months ended June 30, 2021. The main reason for the decrease in operating expenses for the 2021 periods was considerably less spent on professional fees over the same periods in 2020.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We incurred insignificant amounts as interest expense for the three and six months ended June 30, 2021 and 2020.

Net Loss

We incurred a net loss of $222,160 for the quarter ended June 30, 2021, compared to a net loss of $1,549,381 for the quarter ended June 30, 2020. We incurred a net loss of $411,957 for the six months ended June 30, 2021, compared to a net loss of $1,571,358 for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $30,950 and total current liabilities of $499,325. We had working capital deficit of $468,375 as of June 30, 2021.

Net cash used in operating activities was $234,857 for the six months ended June 30, 2021, as compared with $70,876 in cash for the same period ended 2020. Our net losses were the main contributing factor to our negative operating cash flows.

Financing activities provided $244,999 in cash for the six months ended June 30, 2021, as compared with $28,226 in cash provided for the same period ended 2020. The majority of cash provided in 2021 was from a related party line of credit.

Going Concern

We have evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of June 30, 2021, the Company had $29,706 cash on hand. At June 30, 2021 the Company has an accumulated deficit of $7,995,495. For the six months ended June 30, 2021, the Company had a net loss of $411,957, and net cash used in operations of $234,857. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

On June 8, 2021, we issued 25,000 shares of our common stock for services.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wikisoft Corp.

Date:	August 11, 2021

By:	/s/ Carsten Falk
Carsten Falk
Title:	Chief Executive Officer (principal executive, accounting, and financial officer)

