Form 10-Q
period 2021-09-30
WIKISOFT CORP.
filed 2021-11-10
CIK 1393781

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,507,376 common shares as of November 1, 2021

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020;
F-2	Statements of Operations for the for the three and nine months ended September 30, 2021 and 2020 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended September 30, 2021 and 2020 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited); and
F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

WIKISOFT CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$5,326	$19,564
Prepaid and other current assets	711	187,500
Total current assets	6,037	207,064

Other assets
Prepaid expenses - long term	187,500	—
Total other assets	187,500	—

Total assets	$193,537	$207,064

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	192,423	137,389
Line of credit - related party	295,000	—
Related party advances	29,626	29,626
Loans payable - related party	63,090	63,090
Total current liabilities	580,139	230,105

Total liabilities	580,139	230,105

Stockholders' deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 92,837,376 and 104,964,265 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	92,839	104,966
Additional paid-in capital	11,783,842	7,232,305
Stock payable	360,726	223,226
Stock Receivable	(8,262)	—
Accumulated deficit	(12,615,747)	(7,583,538)
Total stockholders' deficit	(386,602)	(23,041)

Total liabilities and stockholders' deficit	$193,537	$207,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue	$—	$—	$—	$—

Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
Professional fees	4,534,832	132,431	4,775,223	1,690,142
Product development	—	6,000	—	6,000
General and administrative	84,297	10,910	253,651	19,312
Total operating expenses	4,619,129	149,341	5,028,874	1,715,454

Loss from operations	(4,619,129)	(149,341)	(5,028,874)	(1,715,454)

Other expense
Loss on foreign currency translation	—	—	(9)	—
Interest expense	(1,123)	(813)	(3,326)	(6,058)
Total other expense	(1,123)	(813)	(3,335)	(6,058)

Net loss	$(4,620,252)	$(150,154)	$(5,032,209)	$(1,721,512)

Net loss per common share - basic and diluted	$(0.05)	$(0.00)	$(0.05)	$(0.02)

Weighted average common shares outstanding	91,379,241	104,987,852	95,017,033	104,668,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	For the Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$—	$(7,583,538)	$(23,041)
Common stock issued for services	—	—	—	—	—	68,750	—	—	68,750)
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	—	(1)
Imputed interest	—	—	—	—	745		—	—	745
Net loss	—	—	—	—	—	—	—	(189,797)	(189,797)
Balance, March 31, 2021	—	$—	90,964,265	$90,966	$7,247,049	$291,976	$—	$(7,773,335)	$(143,344)
Common stock issued for services	—	—	25,000	25	49,475	34,375	—	—	83,875
Imputed interest	—	—	—	—	754	—	—	—	754
Net loss	—	—	—	—	—	—	—	(222,160)	(222,160)
Balance, June 30, 2021	—	$—	90,989,265	$90,991	$7,297,278	$326,351	$—	$(7,995,495)	$(280,875)
Common stock issued for services	—	—	1,686,111	1,686	4,457,703	34,375	—	—	4,493,764
Imputed interest	—	—	—	—	761	—	—	—	761
Common stock issued for cash	—	—	162,000	162	28,100	—	(8,262)	—	20,000
Net loss	—	—	—	—	—	—	—	(4,620,252)	(4,620,252)
Balance, September 30, 2021	—	$—	92,837,376	$92,839	$11,783,842	$360,726	$(8,262)	$(12,615,747)	$(386,602)

	For the Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	—	$—	104,425,830	$104,426	$5,373,328	$223,226	$—	$(5,629,241)	$71,739
Cash received for stock payable	—	—	—	—	—	868	—	—	868
Net loss	—	—	—	—	—	—	—	(21,977)	(21,977)
Balance, March 31, 2020	—	$—	104,425,830	$104,426	$5,373,328	$224,094	$—	$(5,651,218)	$50,630
Common stock issued for cash	—	—	3,000	3	4,251	(868)	—	—	3,386
Common stock issued for services	—	—	505,500	506	1,507,494	—	—	—	1,508,000
Imputed Interest	—	—	—	—	240	—	—	—	240
Net loss	—	—	—	—	—	—	—	(1,549,381)	(1,549,381)
Balance, June 30, 2020	—	$—	104,934,330	$104,935	$6,885,313	$223,226	$—	$(7,200,599)	$12,875
Common stock issued for cash	—	—	79,000	79	345,420	—	—	—	345,499
Common stock issued for services	—	—	(49,065)	(49)	49	—	—	—	—
Imputed Interest	—	—	—	—	762	—	—	—	762
Net loss	—	—	—	—	—	—	—	(150,154)	(150,154)
Balance, September 30, 2020	—	$—	104,964,265	$104,965	$7,231,544	$223,226	$—	$(7,350,753)	$208,982

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net loss	$(5,032,209)	$(1,721,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,646,389	1,595,686
Imputed interest	2,260	1,002
Changes in assets and liabilities
Decrease in prepaid assets	(711)	—
Increase in accounts payable	55,034	13,943
Net cash used in operating activities	(329,237)	(110,881)

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from Loans payable - related party	—	45,215
Payment of Loans payable - related party	—	(6,243)
Proceeds from related party advances	1,909	—
Payment of related party advances	(1,909)	—
Stock redemption for cash	(1)	—
Related party line of credit	295,000	—
Proceeds from sale of common stock	20,000	4,254
Net cash from financing activities	314,999	43,226

Net increase (decrease) in Cash	(14,238)	(67,655)

Beginning cash balance	19,564	131,605

Ending cash balance	$5,326	$63,950

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid services	$—	$257,813

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

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of six months or less to be cash equivalents. There was $5,326 and $19,564 in cash and no cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2021, the Company had $5,326 cash on hand. At September 30, 2021 the Company has an accumulated deficit of $12,615,747. For the nine months ended September 30, 2021, the Company had a net loss of $5,032,209, and net cash used in operations of $329,239. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

4. RELATED PARTY TRANSACTIONS

Related party advances

As of September 30, 2021 and December 31, 2020, the Company had amounts due to Fastbase Inc, a company controlled by a prior board member of the Company, of $29,626 and $29,626, respectively. During the nine month ended September 30, 2021 and 2020, the Company received additional advances in the amounts of $1,909 and $0, respectively, and the Company made payments on the advances in the amounts of $1,909 and $0, respectively.

Loans payable - related party

On June 1, 2020 the company entered into a loan agreement with Fastbase Inc, a company controlled by a prior board member of the Company, in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020 the company entered into a loan agreement with Fastbase Inc, a company controlled by a prior board member of the Company, in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020 the company entered into a loan agreement with Fastbase Inc, a company controlled by a prior board member of the Company, in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023.

On December 3, 2020 the company entered into a loan agreement with Fastbase Inc, a company controlled by a prior board member of the Company, in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023.

As of September 30, 2021 and December 31, 2020, the Company had loans due to related parties of $63,090 and 63,090, respectively. Interest expense related to related party loans was $3,305 and $0 for the nine months ending September 30, 2021 and 2020, respectively, of which $2,260 was imputed interest and recorded against additional paid in capital for the period ended September 30, 2021 .

Line of credit – related party

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement with it majority shareholder. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the nine months ended September 30, 2021, the Company borrowed $295,000 under the revolving note. As of September 30, 2021 and December 31, 2020, the note had a balance of $295,000 and $0, respectively. Interest expense related to the line of credit was $21 and $0 for the nine months ending September 30, 2021 and 2020, respectively.

5. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2021 and December 31, 2020, there were 92,837,376 and 104,964,265 shares of common stock issued and outstanding, respectively.

As of September 30, 2021 and December 31, 2020, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the nine months ending September 30, 2021

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

On May 10, 2021 the Company entered into a Common Stock Purchase agreement to sell up to $20,000,000 of the Company’s common stock. Per the agreement the Company may deliver purchase notices to the investor, requiring the purchase of a number of shares. The purchase price is 85% of the lowest daily VWAP of the Common Stock during the 5 business days after shares have been received by the investor. Upon the Investor purchasing $5,000,000 increases to 90% of the lowest daily VWAP of the Common Stock during the 5 business days after shares have been received by the investor. The commitment period of the purchase agreement ends on either the earlier of purchase by the investor of $20,000,000 worth of purchase notice shares or December 31, 2022.

On June 8, 2021 the Company issued 25,000 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $1.98 per share or $49,500.

On June 8, 2021 the Company entered into a Common Stock Purchase agreement to sell 500,000 shares of its common stock for cash proceeds of $750,000 or $1.50 per share, pending a Registration Statement being declared effective. On August 17, 2021 the agreement was amended to change the purchase amount to $1,000,000 and the purchase price to 85% of the lowest daily VWAP of the Common Stock during the 5 business days after shares have been received by the investors custodian.

On August 6, 2021 the Company issued 50,000 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $2.46 per share or $123,000.

On August 19, 2021 the Company issued 25,000 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $0.90 per share or $22,500.

On September 10, 2021, the Company issued 1,500,000 shares of the Company’s $0.001 par value common stock for services . The shares were valued on the date of issuance at $2.75 per share or $4,125,000.

On September 14, 2021 the Company issued 111,111 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $1.70 per share or $188,889.

During the nine months ended September 30, 2021, the Company entered into an employment agreement in which it granted 100,000 shares of common stock. The shares were valued on the date of issuance at $2.75 per share valued at $137,500. and vest and are issuable on September 30, 2022. As of September 30, 2021, the shares have not been issued and have been included in Stock payable. .

6.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Business Overview

Wikisoft Corp. has a vision to become one of the largest portals of information for businesses. Our portal, which initially launched in January 2018, is called wikiprofile.com and seeks to provide profiles on companies and business people. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Quarterly Report.

Although our website portal is currently operational relaunched in its beta form launched June 1, 2021. At this time we are focused on developing the website with new features and functionalities. Our developers are based in India and Denmark.

Users are able to freely search the portal and all content are collected and updated in real-time. Our platform is developed on multiple Postgres databases that provides the foundation for our Wikiprofile platform. The scalable Jamstack microservice architecture aims to remove the load pressure from a server-oriented focus and utilizes the resources on various browsers to deliver a user experience with modern well performing page speed due to architecture. The architecture is designed to make the web faster, more secure, and easier to scale. Using proprietary crawler technology, the databases automatically collect information on newly found entities, seeking to have a complete database.

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

The Purchase Agreements between the Company and White Lion Capital and Triton Funds has been declared effective by the SEC.

If we are able to raise funds from third parties exceeding $500,000, we plan to accelerate our plan of operations as much as possible consistent with the amount of funds raised and the Company’s strategy.

Through the third quarter of 2021, the Company has completed the following:

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

Investor Website

The Company investor relations website www.wikisoft.com launched on February 22, 2021 intends to provide transparency and disclosure about our Company consistent with the information disclosed in our filings with the Securities and Exchange Commission. The company has started to collect permissions and subscribers to communicate company updates with interested parties. The information on our website is not made part of this Quarterly Report.

Purchase Agreement with White Lion Capital, LLC

The Purchase Agreement signed on May 10th provides that the Company has the right, but not the obligation to cause White Lion Capital, LLC to purchase up to $20,000,000 (the "Commitment Amount") of the Company's common stock, from time to time, during the commitment period, which starts on the date of execution of the Purchase Agreement and terminates on the earlier of, the date where the Commitment Amount is purchased or December 31, 2022, at a purchase price as set forth in the Purchase Agreement.

The Company intends to use the net proceeds from the Purchase Agreement for the expansion of working capital and other general corporate purposes in accordance with its business strategy. The Company filed a Form S-1 with the SEC on July 30th. The SEC declared it effective on Aug 6th 2021. The first purchase notice has been sent to White Lion Capital and cash for the shares received.

Subsequently, on November 4, 2021, the Company and White Lion amended the Purchase Agreement to remove the Floor Price of $0.25, such that the Company may put amounts to White Lion in accordance with the Purchase Agreement even where the price of the Company’s common stock falls below $0.25.

As a result of the amendment, the Company plans to file an amendment of its Form S-1with the SEC.

Purchase Agreement with Triton funds, LP

On June 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton Funds”), an unrelated third party. Subject to the terms and conditions set forth in the amended CSPA.

The Company and TRITON FUNDS previously entered into the Original Agreement, pursuant to which, TRITON FUNDS agreed to purchase Seven Hundred and Fifty Thousand Dollars ($750,000) worth of shares of the Company’s common stock after a Registration Statement is declared effective by the Securities and Exchange Commission (the “SEC”) at a fixed price of $1.50 per share.

Pursuant to the Amended Purchase Agreement, TRITON FUNDS agreed to purchase One Million Dollars ($1,000,000) worth of shares of the Company’s common stock, in tranches of up to $100,000, after a Registration Statement is declared effective by the SEC at purchase price equal to 85% of the lowest daily Volume Weighted Average Price of the Company’s common stock five (5) business days prior to each closing.

The SEC declared it effective on Aug 27th 2021. The first purchase notice has been sent to Triton Funds and cash for the shares received.

Wikiprofile

Wikisoft’s flagship website wikiprofile.com was redesigned and launched in a beta version on June 1st. Test of the beta site and a stabilization period has commenced. New features and improvements have been implemented in Q3 which include but are not limited to: Improved sign-up process with an automatic look-up to make it easy to join the platform free of charge, Advanced filtering options and search algorithm to give more relevant results. During the quarter we have had continuous growth of business profiles and the total number of profiles exceeds 175 million. The number include claimed and unclaimed company and people profiles.

Fourth Quarter of 2021

In this quarter we plan to further develop wikiprofile.com with new features and functionalities. IT development will utilize existing developers and additional developers will be hired if needed for crawling and frontend development of business logic and products. Marketing activities seeking to generate users and sign ups to our website platform will be commenced. The main drivers will be email, search engine marketing and Search Engine Optimization. We expect that the total cost for the foregoing activities will be an estimated amount of $150,000

First Quarter of 2022

In this quarter we plan to accelerate marketing activities seeking to generate users and sign ups to our website platform. The main drivers will be email, search engine marketing and Search Engine Optimization. We anticipate to: (i) hire additional developers and/or a marketing manager to support business needs; and (ii) further develop of our platform with new features. We expect that the total cost for the foregoing activities will be an estimated amount of $150,000.

Second Quarter of 2022

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

 Results of Operation for Three and Nine Months Ended September 30, 2021 and 2020

Revenues

We earned no revenues for the three and nine months ended September 30, 2021 or 2020. We hope to generate revenues in the remainder 2021 and into 2022, but we will need financing to maximize our earning potential.

Operating Expenses

Operating expenses increased from $149,341 for the quarter ended September 30, 2020 to $4,619,129 for the quarter ended September 30, 2021. Operating increased from $1,715,454 for the nine months ended September 30, 2020 to $5,028,874 for the nine months ended September 30, 2021. The main reason for the increase in operating expenses for the 2021 periods was considerably more spent on professional fees over the same periods in 2020. We issued stock for services in the amount of $4,646,389, and that resulted in the bulk of the increased operating expenses. Also, general and administrative expenses increased for the 2021 periods over the 2020 periods.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We incurred insignificant amounts as interest expense for the three and nine months ended September 30, 2021 and 2020.

Net Loss

We incurred a net loss of $4,620,252 for the quarter ended September 30, 2021, compared to a net loss of $150,154 for the quarter ended September 30, 2020. We incurred a net loss of $5,032,209 for the nine months ended September 30, 2021, compared to a net loss of $1,721,512 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $6,037 and total current liabilities of $580,139. We had working capital deficit of $574,102 as of September 30, 2021.

Net cash used in operating activities was $329,237 for the nine months ended September 30, 2021, as compared with $110,881 in cash for the same period ended 2020. Our net losses were the main contributing factor to our negative operating cash flows.

Financing activities provided $314,999 in cash for the nine months ended September 30, 2021, as compared with $43,226 in cash provided for the same period ended 2020. The majority of cash provided in 2021 was from a related party line of credit. The majority of cash provided in 2020 was proceeds from related party advances.

Going Concern

We have evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of September 30, 2021, the Company had $5,326 cash on hand. At September 30, 2021 the Company has an accumulated deficit of $12,615,747. For the nine months ended September 30, 2021, the Company had a net loss of $5,032,209, and net cash used in operations of $329,239. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

 Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2021. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

 Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2021, the Company entered into an employment agreement in which it granted 100,000 shares of common stock. As of September 30, 2021, the shares have not been issued and have been included in stock payable.

On September 10, 2021, the Company issued 1,500,000 shares of common stock for services . The shares were valued on the date of issuance at $2.75 per share or $4,125,000.

On September 10, 2021 the Company issued 111,111 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $1.70 per share or $188,889.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On October 3, 2021, the Company and White Lion amended the Purchase Agreement (the “Amended Purchase Agreement”) to remove the Floor Price of $0.25, such that the Company may put amounts to White Lion in accordance with the Purchase Agreement even when the price of the Company’s common stock falls below $0.25 or any other amount.

The foregoing description of the Amended Purchase Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to such agreement, which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Amendment No. 1 to Common Stock Purchase Agreement
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wikisoft Corp.

Date:	November 10, 2021

By:	/s/ Carsten Falk
Carsten Falk
Title:	Chief Executive Officer (principal executive, accounting, and financial officer)

