Form 10-Q/A
period 2021-09-30
WIKISOFT CORP.
filed 2021-11-17
CIK 1393781

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,507,376 common shares as of November 1, 2021

EXPLANATORY NOTE

Wikisoft Corp. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Form 10-Q”), originally filed on November 10, 2021. This Amendment is an exhibit-only filing to include Exhibit 2.1 “Amendment No. 1 to Common Stock Purchase Agreement” that was inadvertently left out of the original Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

2

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1**	Amendment No. 1 to Common Stock Purchase Agreement
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wikisoft Corp.

Date:	November 17, 2021

By:	/s/ Carsten Falk
Carsten Falk
Title:	Chief Executive Officer (principal executive, accounting, and financial officer)

4