Form 10-K
period 2021-12-31
WIKISOFT CORP.
filed 2022-03-04
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2021

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Auditor Name: Boyle CPA, LLC	Auditor Firm ID: 6285

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $1.82 on such date is $19,281,420.

As of February 28, 2022, there were 98,288,209 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

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

PART I

ITEM 1. BUSINESS.

Business Overview

Wikisoft Corp. has a vision to become one of the largest big data providers of information for businesses. Our portal, which initially launched in January 2018, is called wikiprofile.com and seeks to provide information on companies, business people and investors.

        Our website portal is currently operational and was relaunched in its beta form on June 1, 2021. At this time, we are focused on applying product improvements from beta-user feedback, establishing a maintenance and support cadence and developing new features and functionalities. Product design and strategy decisions rest with our European team and are actioned by our software developers based in India.

In Q1 2022 we commenced development on a new platform named Wikifunding, a website aimed to accelerate matching startups with investors. With the February 28, 2022 acquisition of a majority interest in Etheralabs LLC, a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space, Wikisoft´s vision is to combine the company’s massive amount of data on startups, funds and investors with Etheralabs’ disruptive Blockchain technology to accelerate finance partnerships between startups and investors.

Since June 1, 2021, testing of the beta site and a stabilization period was commenced. New features and improvements have been implemented, which include but are not limited to: Company reviews, improved sign-up process with an automatic look-up to make it easy to join the platform free of charge and advanced filtering options and search algorithms to give more relevant results. Since relaunch of site, we have had continuous growth of business profiles and the total number of profiles exceeds 175 million. The number include claimed and unclaimed company and people profiles. We expect to test, refine and roll out commercial products including Lead generation and Newswire in the FY 2022.

We expect that IT development will continue to utilize existing development capability. Additional developers will be hired if required for enhancements in crawling and frontend development of business logic and new commercial products. We also expect to commence marketing activities seeking to generate additional users and sign ups to our website platform. The main drivers will be email, search engine marketing and Search Engine Optimization.

We plan to generate revenues primarily from subscription on premium profiles on our websites. We also further plan to generate revenues by charging for access to certain information and premium features on our platform such as press wires and lead generation on prospects whether it is investors, suppliers, employees or future partners.

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website address is www.wikiprofile.com and wikisoft.com and our email address is investor@wikisoft.com. We also currently have websites at the following website addresses: Wikisoft.com, wikicareer.com, wikiinvestor.org, wikihired.com, wikiinvestment.com platform wikifunding.com, which redirect the user to our investor site wikisoft.com or our flagship website wikiprofile.com or upcoming platform wikifunding.com. Information contained on, or accessible through, all of the foregoing websites is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Value Proposition

In today’s fast-moving business world of increasing globalization, Wikisoft leverages big data and associated insights from business datasets to improve performance.

In line with this new phase of globalization, Wikisoft believes that there is a growing demand for access to credible and reliable business data. Data is essential to creating the complete view of customers, prospects, investors, suppliers, and partners necessary to power the right decisions.

Our Vision and Strategy

Our vision is to create opportunity globally by collecting precise data, curating it, verifying it and putting it the hands of professionals and businesses as consumable business intelligence. We believe in the power of Wikisoft to collect massive amounts of data and deliver it to businesses curated, credible and reliable.

We have not yet generated any revenue from our platform. However, we believe that Wikisoft’s competitive strengths within this industry include but are not limited to:

●	Large global business database that can be used for Marketing & Sales;

●	Highly scalable setup geared towards the future growth journey;

●	Limited operational cost geared for growth;

●	Data crawled, verified & updated daily; and

●	Disruptive business model with low entrance barrier.

We believe that trusted business information is more relevant than ever to provide a complete view of customers, prospects, investors, suppliers, and partners necessary to power the right decisions.

Our strategy is focused on key value propositions for both non-paying users and paying users. We plan to generate revenues primarily from subscription on premium profiles, news wires and providing leads on prospects whether it is on future investors, suppliers, employees or partners on our website platforms. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform, as described further below.

Our Website Portals and How we Plan to Generate Revenue

On our platforms users are able to freely search the portals and all content is collected and updated in real-time. Our platforms are developed on multiple databases that provide the foundation for our Wikiprofile and upcoming Wikifunding platforms. The scalable microservice architecture aims to remove the load pressure from a server-oriented focus and utilizes the resources on various browsers to deliver a user experience with modern well performing page speed due to architecture. The architecture is designed to make the web faster, more secure, and easier to scale. Using proprietary crawler technology, the databases automatically collect information on newly found entities, seeking to have an up to date database.

On the platform users are able to freely search the portal and most of our products at no cost. The plan is to generate consumer usage and with the belief that our upcoming planned premium business model and paid products drives the most value for business professionals and businesses.

We expect that the completed platforms will create value for our customers through three distinct planned product lines:

●        Wiki Businesss Profiles

●        Wiki Lead Generation

●        Wiki Press Wire

Wiki Business Profiles

The Wiki Business Profiles include a free basic profile and allow business professionals and companies to highlight their online brand to create awareness and provide useful business information. We believe that the profile will also help companies and business professionals to build trust that will attract new customers better employees and for business professionals to get job proposals. We plan to have additional features like premium ranking, contact information, data insights to make research and to ensure the right decision making when choosing to invest in a company or choosing a new employer or supplier. We have not yet decided the fees we will charge for such additional features.

Wiki Lead Generation

Wiki Lead Generation is planned to include packages of leads to get essential business information to create the complete view of customers, prospects, investors, suppliers, and partners necessary to power the right decisions. The information in the lead packages will include the ability to communicate directly and get information such as name, location, industry, key employees, phone number, contact email, among others. The data may be imported into Excel or a CRM platform.

Wiki Press Wire.

Wiki Press Wire, an AmpliFi press release distribution service, available through the acquisition of Etheralabs is expected to be accessible to the more than 90 million businesses now held in the Wikisoft database. The press wire will be published and distributed into the most important news databases and news wires to reach journalists, investors and media influencers. Furthermore the news wire is expected to attain long-term visibility in search engines and include SEO benefits at a Cost-effective and affordable budget to small and medium sized companies.

Personnel

Our Chairman, Paul Quintal, is responsible for leading the Company’s Board, of which he is currently the sole member, and focusing on strategic matters, overseeing the Company’s business and setting high governance standards. Our Chief Executive Officer, Carsten Kjems Falk, is overall accountable for strategy and general daily management of operations. Our IT manager, Dinesh Shanmugam, is responsible for IT development and architecture in our Company. He is assisted by in-house and independent contractors for IT development.

Plan of Operations

For the 2022 fiscal year, we expect to require a minimum of $500,000 in operating funds. The source of such funds is anticipated to be from capital raised from third parties. The founder Rasmus Refer, who owns 3.5% of the Company’s issued and outstanding common stock as of the date of this report, pursuant to a Revolving Credit Facility Agreement (the “Credit Agreement”) between him and the Company, dated December 30, 2020, has agreed to make unsecured loans and extensions of credit available to the Company of up to $1,000,000, as requested by the Company under the Credit Agreement, to implement the Company’s plan of operations if we are unable to raise sufficient funds from other sources.

If we are able to raise funds from third parties exceeding $500,000, we plan to accelerate our plan of operations as much as possible consistent with the amount of funds raised and the Company’s strategy. We would need approximately $3-5,000,000 representing the optimal level of funds to maximize our platform development efforts and provide the best opportunity to accelerate growth and roll out globally our business plan.

First Half of 2022

In the first half of 2022, we plan to further develop Wikiprofile.com and launch organization hierarchy to company profiles so users can see employees working in the company to complement our planned lead generation product. Furthermore, we anticipate implementing payment gateway to test the first commercial products for lead generation and presswire service. We expect to launch wikifunding.com and make backend integrations with Etheralabs´ services to utilize synergies from the acquisition. We anticipate hiring additional developers to accelerate development. We expect that the total cost for the foregoing activities will be an estimated amount of $200,000.

Second Half of 2022

In the second half of 2022 we plan to further develop Wikiprofile.com and Wikifunding. The main focus will be backend integrations with Etheralabs´ services to utilize synergies, data collection and refining our commercial products for lead generation and press wire service. We anticipate hiring a customer service manager to ensure optimization of products and to ensure customer satisfaction and get customer feedback to optimize commercial packages. We expect that the total cost for the foregoing activities will be an estimated amount of $300,000.

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

 2021 and YTD 2022

Through 2021 and YTD 2022, the Company has completed the following:

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

On July 8, 2021, SI agreed to donate its 72,895,078 shares of common stock in our company to Modern Art Foundation Inc. Mr. Refer now currently holds 3,400,000 shares of our common stock in his own name of which he has voting and dipositive power.

Investor Website

The Company investor relations website www.wikisoft.com launched on February 22, 2021 intends to provide transparency and disclosure about our Company consistent with the information disclosed in our filings with the Securities and Exchange Commission. The company has started to collect permissions and subscribers to communicate company updates with interested parties. The information on our website is not made part of this Annual Report.

Purchase Agreement with White Lion Capital, LLC

The Purchase Agreement signed on May 10, 2021 provides that the Company has the right, but not the obligation to cause White Lion Capital, LLC to purchase up to $20,000,000 (the "Commitment Amount") of the Company's common stock, from time to time, during the commitment period, which starts on the date of execution of the Purchase Agreement and terminates on the earlier of, the date where the Commitment Amount is purchased or December 31, 2022, at a purchase price as set forth in the Purchase Agreement.

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

Relaunch of Wikiprofile

We launched a redesigned post-beta version of our flagship website wikiprofile.com on June 1, 2021. The beta-site testing was followed by a stabilization period. New features and functionalities were developed in Q2 2021. Marketing activities seeking to generate new users and sign ups to our website platform will be commenced in 2022. The main drivers will be email, search engine marketing and Search Engine Optimization.

Purchase Agreement with Triton funds, LP

On June 8, 2021, the Company entered into a Common Stock Purchase Agreement (the “CSPA”) with Triton Funds, LP, a Delaware limited partnership (“Triton Funds”), an unrelated third party. Subject to the terms and conditions set forth in the amended CSPA.

Pursuant to the CSPA, Triton Funds agreed to purchase Seven Hundred and Fifty Thousand Dollars ($750,000) worth of shares of the Company’s common stock after a Registration Statement is declared effective by the Securities and Exchange Commission (the “SEC”) at a fixed price of $1.50 per share.

Pursuant to an amendment to the CSPA, Triton Funds agreed to purchase One Million Dollars ($1,000,000) worth of shares of the Company’s common stock, in tranches of up to $100,000, after a Registration Statement is declared effective by the SEC at purchase price equal to 85% of the lowest daily Volume Weighted Average Price of the Company’s common stock five (5) business days prior to each closing.

Upgraded to OTCQB

On August 17, 2021 the company was upgraded from OTC Pink to trading on the OTCQB® Venture Market (the “OTCQB”) under the symbol “WSFT”. The OTCQB® Venture Market is the premier marketplace for entrepreneurial and development stage US and international companies that are committed to providing a high-quality trading and information experience for their US investors. To be eligible, companies must be current in their financial reporting, pass a minimum bid price test, and undergo an annual company verification and management certification process. The OTCQB quality standards provide a strong baseline of transparency, as well as the technology and regulation to improve the information and trading experience for investors.

Acquisition of Etheralabs LLC

On February 28, 2022 the company entered into a definitive agreement to acquire 51% of Etheralabs LLC a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space and The transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. Wikisoft intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups.

Intellectual Property

In Q1 2022 we commenced development on a new platform named Wikifunding, a website aimed to accelerate matching startups with investors. With the February 28, 2022 acquisition of a majority interest in Etheralabs LLC, a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space, Wikisoft´s vision is to combine the company’s massive amount of data on startups, funds and investors with Etheralabs’ disruptive Blockchain technology to accelerate finance partnerships between startups and investors.

We expect that IT development will continue to utilize existing development capability. Additional developers will be hired if required for enhancements in crawling and frontend development of business logic and new commercial products. We also expect to commence marketing activities seeking to generate additional users and sign ups to our website platform. The main drivers will be email, search engine marketing and Search Engine Optimization.

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

History and Organization

Wikisoft Corp. was incorporated in the state of Nevada in under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006 the Company changed its name to Bixby Energy Systems Inc. The Company changed its name to Power Play Development Corporation in September 2006. In April 2007 the Company changed its name to National League of Poker, Inc. In October 2011 the Company changed its name back to Power Play Development Corporation. In March 2018 the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company then changed its name to Wikisoft Corp.

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

Prior to the Merger, the Company did not have any business operations, and at the closing of the Merger, the Company’s business became its current business as described in detail above and throughout this Annual Report on Form 10-K.

Employees

We have 3 full-time employees and 6 project by project independent contractors. We believe that we have good relations with our employees and contractors.

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

Emerging Growth Company

As a public company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies and can avail itself to various exemptions such as an exemption from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14(a) and (b) of the Securities Exchange Act of 1934.

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

The Company has generated very little revenue, which was all from a related party, and has incurred losses of $5,179,500 for the year ended December 31, 2021 and $1,954,297 for the year ended December 31, 2020. The Company has incurred an accumulated deficit of $12,763,038 since inception and does not have a sufficient amount of cash required to pay all the costs associated with its operations. Additionally, as of December 31, 2021, the Company had working capital deficit of approximately $579,300. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our Company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to platform developments or the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on financing for the continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise $500,000 for our operations for the 2022 fiscal year which is held in the credit line with Rasmus Refer, and $3-5,000,000 to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our user base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

●	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

●	the budgetary constraints of our users; seasonality;

●	success of our strategic growth initiatives;

●	success in the development, completion and commercialization of our platform;

●	costs associated with the launching or integration of new or acquired businesses; timing of new product introductions by us, and our competitors; product and service mix, availability, utilization and pricing;

●	the mix, by state and country, of our revenues, personnel and assets; movements in interest rates or tax rates;

●	changes in, and application of, accounting rules; changes in the regulations applicable to us; and litigation matters.

As a result of these factors, we may not succeed in our business and we could go out of business.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced any profit and may not in the near future, if at all. While we have generated limited revenue, all of it was related party and insignificant, we cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

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

Our largest shareholder, Modern Art Foundation Inc., has substantial control over us and our policies and will be able to influence corporate matters.

Modern Art Foundation Inc. presently beneficially owns 74% of our common stock. It is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. It could prevent transactions, which would be in the best interests of the other shareholders. Modern Art Foundation Inc.’s interests may not necessarily be in the best interests of the shareholders in general.

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

Our common stock is quoted on the OTCQB under the symbol, “WSFT.” The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	government regulation of our Company and operations;

●	the establishment of partnerships;

●	intellectual property disputes;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan, including developing our platform and achieving revenues;

●	operating results below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

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

If our existing stockholders, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of February 28, 2022, a total of 98,288,209 shares of our common stock were outstanding. Of those shares, only 18,743,879 are currently without restriction, in the public market. Upon the effectiveness of any registration statement we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

Our existing stockholders may experience significant dilution from the sale of our common stock pursuant ot the White Lion Purchase Agreement.

The sale of our common stock to White Lion in accordance with the Purchase Agreement may have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to White Lion in order to exercise a put under the Purchase Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the White Lion Purchase Agreement may have significant dilutive effect.

Depending on the number of shares we issue pursuant to the White Lion Purchase Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Purchase Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our shareholders, based on different potential future stock prices, if the full amount of the Purchase Agreement is realized. Dilution is based upon common stock put to White Lion and the stock price discounted to 85% of the lowest daily VWAP of our common stock during the five (5) business days beginning on the date on which we deliver a put notice to White Lion.

White Lion will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the White Lion Purchase Agreement will be purchased at 85% of the lowest daily VWAP of our common stock during the five (5) business days beginning on the date on which we deliver a put notice to White Lion

White Lion has a financial incentive to sell our shares immediately upon receiving them to realize the profit between the discounted price and the market price. If White Lion sells our shares, the price of our common stock may decrease. If our stock price decreases, White Lion may have further incentive to sell such shares. Accordingly, the discounted sales price in the Purchase Agreement may cause the price of our common stock to decline.

We may not have access to the full amount under the Purchase Agreement.

Due to the floating offering price, we are not able to determine the exact number of shares that we will issue under the Purchase Agreement. The less our stock price, the less we will be able to draw down under the Purchase Agreement.

Our ability to draw down funds and sell shares under the Purchase Agreement with White Lion requires that the registration statement to be declared effective and continue to be effective. Additionally, we might have to increase the number of our authorized shares in order to issue the shares to White Lion. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to draw down any amounts under the Purchase Agreement with White Lion is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the proceeds of $20,000,000 under the investment with White Lion.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, and the shares of early-stage companies, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

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

Risks Relating to Our Company and Industry

We intend to generate a significant portion of our revenues from advertising, and reduced spending by advertisers, a loss of partners, or new and existing technologies that block ads online and/or affect our ability to customize ads could harm our business.

We expect the majority of our revenue in the future to come from advertising on our platform. We expect that any advertisers, digital publishers, and content providers that we work with in the future will be able to terminate their contracts with us at any time. Even assuming we gain such advertising partners in the future, such partners may not continue to do business with us if we do not create more value (such as increased numbers of users or customers, new sales leads, increased brand awareness, or more effective monetization) than their available alternatives. Changes to our advertising policies and data privacy practices, as well as changes to other companies’ advertising policies or practices may affect the advertising that we are able to provide, which could harm our business. In addition, technologies have been developed that make customized ads more difficult or that block the display of ads altogether and some providers of online services have integrated technologies that could potentially impair the availability and functionality of third-party digital advertising. Failing to provide superior value or deliver advertisements effectively and competitively could harm our reputation, financial condition, and operating results.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative effect on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could harm our financial condition and operating results.

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

We plan to generate revenues primarily from subscription on premium profiles, lead generation and press wires on our website platform. We also further plan to generate revenues by charging users of our website platform for access to certain information and features on our platform. We cannot accurately predict, however, future growth rates or the size of the market for our platform. Demand for our platform may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our services in the market depends on a number of factors, such as:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no real property. We rent space at 315 Montgomery Street San Francisco, CA 94104. Due to Covid-19 we have scaled back our offices at 315 Montgomery Street San Francisco, CA 94104 to a virtual room but, we can rent offices at this location on an employee-by-employee basis including meeting facilities. We can terminate the lease at this location at any time by giving one months’ notice and the current rent at this location is approximately $175 per month.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is quoted on and trades on the OTCQB under the symbol of “WSFT.”

Our stock has been thinly traded on the OTC and there can be no assurance that a liquid market for our common stock will ever develop.

Holders

As of February 28, 2022 we had 98,288,209 shares of our common stock outstanding, and there were approximately 313 stockholders of record of our common stock. There were no holders of the Company’s preferred stock.

Common and Preferred Stock

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $0.001 per share. As of February 28, 2022, there were 98,288,209 shares of our common stock issued and outstanding and 0 shares of our preferred stock issued and outstanding.

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

Equity Compensation Plans

We have no equity compensation plans.

Issuer Purchases of Equity Securities

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock. Rasmus Refer was previously the Chief Executive Officer of the Company from April 2019 to August 2020 and Director of the Company from April 2019 to November 2020. Prior to the Redemption Agreement, SI held 86,895,078 shares of the Company’s common stock, and after the Redemption Agreement, SI holds 72,895,078 shares of the Company’s common stock of which Mr. Refer has voting and dipositive power. Mr. Refer also currently holds 3,400,000 shares of the Company’s common stock in his own name of which he has voting and dipositive power.

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

From January 1, 2021 to December 31, 2021, we made the following issuances:

On June 8, 2021, we issued 25,000 shares of our common stock for services.

During the nine months ended September 30, 2021, the Company entered into an employment agreement in which it granted 100,000 shares of common stock. As of September 30, 2021, the shares have not been issued and have been included in stock payable.

On September 10, 2021, the Company issued 1,500,000 shares of common stock for services. The shares were valued on the date of issuance at $2.75 per share or $4,125,000.

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

Management Comments on Financial Results & Operations in 2020

The financial results are in line with the management’s expectations. The Company incurred a net loss of $5,179,500 for the year ended December 31, 2021, compared to a net loss of $1,947,223 for the year ended December 31, 2020. The main reason for the net loss in operating expenses was primarily due to stock-based compensation of $4,720,214.

We anticipate our underlying operating expenses excluding stock-based compensation will increase as we undertake our plan of operations. The increase will be attributable to: (i) administrative and operating costs associated with our business activities and (ii) the professional fees associated with our increasing reporting obligations.

Results of Operation for Years Ended December 31, 2021 and 2020

Revenues

We earned no revenues for the year ended December 31, 2021 or 2020. We hope to generate revenues in 2022, but we will need financing to maximize our earning potential.

Operating Expenses

Operating expenses increased from $1,947,223 for the year ended December 31, 2020 to $5,175,042 for the year ended December 31, 2021. The main reason for the increase in operating expenses for 2021 was considerably more spent on professional fees over the same periods in 2020. We issued stock for services in the amount of $4,720,214, and that resulted in the bulk of the increased operating expenses. Also, general and administrative expenses increased for 2021 over 2020.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We incurred insignificant amounts as interest expense for the years ended December 31, 2021 and 2020.

Net Loss

We incurred a net loss of $5,179,500 for the year ended December 31, 2021, compared to a net loss of $1,954,297 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had total current assets of $15,837 and total current liabilities of $595,137. We had working capital deficit of $579,300 as of December 31, 2021.

Net cash used in operating activities was $409,204 for the year ended December 31, 2021, as compared with $173,141 in cash for the same period ended 2020. Our net losses were the main contributing factor to our negative operating cash flows offset mainly by stock based compensation.

Financing activities provided $405,299 in cash for the year ended December 31, 2021, as compared with $61,100 in cash provided for the same period ended 2020. The majority of cash provided in 2021 was from a related party line of credit. The majority of cash provided in 2020 was proceeds from related party advances.

Going Concern

We have evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2021, the Company had $15,659 cash on hand. At December 31, 2021 the Company has an accumulated deficit of $12,763,038. For the year ended December 31, 2021, the Company had a net loss of $5,179,500, and net cash used in operations of $409,205. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Future Financings.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money or find alternate forms of financing, which we do not have in place at this time other than the “Credit Agreement” with Rasmus Refer. Pursuant to the Credit Agreement dated December 30, 2020, Mr. Refer has agreed to make unsecured loans and extensions of credit available to the Company of up to $1,000,000, as requested by the Company under the Credit Agreement, to implement the Company’s plan of operations if we are unable to raise sufficient funds from other sources. The funds extended to the Company under the Credit Agreement will have a maturity date of 24 months and will carry interest at 0.01% per annum. The Company may prepay the funds at any time without penalty. To date $300,000 has been provided to the Company under the Credit Agreement.

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

Critical Accounting Policies.

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed Note 2 of our financial statements included in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-11 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO who acts as our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our CEO who acts as our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Carsten Kjems Falk	47	Chief Executive Officer (principal executive officer and principal financial/accounting officer)
Paul Quintal	59	Chairman and Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. All filings were timely.

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

For the fiscal year ending December 31, 2021 and 2020, the board of directors:

• Reviewed and discussed the audited financial statements with management, and

• Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2021 and 2020, to be included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Ethics which applies to our executive officers, directors and employees, a copy of our code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officers paid by us during the years ended December 31, 2021 and 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Paul Quintal, Chairman(3)
	2021	$24,000	—	188,889		—	—	—	—	$212,889
	2020	$10,000	—	—		—	—	—	—	$10,000
Carsten Falk, Chief Executive Officer
	2021	$60,000	—	4,125,000		—	—	—	—	$4,185,000
	2020	$—	—	1,500,000	(2)	—	—	—	—	$1,500,000(2)
Rasmus Refer, Former Chief Executive Officer(1)
	2021	$—	—	—		—	—	—	—	-
	2020	$—	—	—		—	—	—	—	-

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

The Company entered into an employment agreement with Paul Quintal on July 28, 2020, in his capacity as the Company’s Chief Commercial Officer, effective as of August 7, 2020 (the “Prior Agreement”). Pursuant to the Prior Agreement, the Company agreed to pay Mr. Quintal $2,000 per month and to issue him $100,000 of shares of the Company’s common stock (the “Shares”). Mr. Quintal joined the Company on August 1, 2020 as Chief Commercial Officer and resigned from this role in December 2020 and later took the role as Chairman and Director on December 1st 2020. When Mr. Quintal resigned from the Chief Commercial Officer position, the Prior Agreement was terminated and he waived his right to receive the Shares. Mr. Quintal was paid $8,000 pursuant to the Prior Agreement in his capacity as the Company’s Chief Commercial Officer during the fiscal year ended December 31, 2021.

The Company then entered into an employment agreement with Paul Quintal on October 1, 2020, in his capacity as the Chairman of the Company’s Board of Directors, effective as of December 1, 2020. Pursuant to the agreement, the Company agreed to pay Mr. Quintal $2,000 per month. Pursuant to the agreement, Mr. Quintal will receive 50,000 shares of the Company’s common stock on June 1, 2021, and if at that time the price per share of the Company’s common stock is below $2.00 per share, then instead, Mr. Quintal will receive $100,000 in shares of the Company’s common stock. The agreement can be terminated by either Mr. Quintal or the Company upon giving 3 months notice. He is also eligible for vacation, sick days and bonuses as determined by our board of directors. Mr. Quintal was paid $2,000 pursuant to this employment agreement in his capacity as the Company’s Chairman and Director, during the fiscal year ended December 31, 2021.

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

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2021 and 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 98,288,209 shares of common stock deemed to be outstanding as of February 28, 2022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Paul Quintal	111,111	0,11%
Carsten Falk	2,000,000	2.03%
All executive officers and directors as a group (2 persons)	2,111,111	2.14%
5% Holders
Terje Aarbogh(3)	72,895,078	74.16%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon 98,288,209 common shares issued and outstanding.
(3)	Shares held in Modern Art in which Mr. Aabogh has voting and dispositive control.

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

As of December 31, 2021 and 2020, the Company had amounts due to Fastbase Inc., a Company that used to have the same control shareholder and shared a common board member and officer, of $29,626 and $29,626, respectively. During the year ended December 31, 2021 and 2020, the Company received additional advances in the amounts of $1,909 and $0, respectively, and the Company made payments on the advances in the amounts of $1,909 and $0, respectively.

Loans payable - related party

On June 1, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023.

On December 3, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023.

As of December 31, 2021 and 2020, the Company had loans due to related parties of $63,090 and 63,090, respectively. Interest expense related to related party loans was $4,420 and $2,069 for the years ending December 31, 2021 and 2020, respectively, of which $3,022 and $2,260 was imputed interest and recorded against additional paid in capital for the years ended December 31, 2021 and 2020, respectively.

Line of credit – related party

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement with it prior majority shareholder. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the year ended December 31, 2021, the Company borrowed $295,000 under the revolving note. As of December 31, 2021 and 2020, the note had a balance of $295,000 and $0, respectively. Interest expense related to the line of credit was $29 and $0 for the years ending December 31, 2021 and 2020, respectively.

 Contracts with related parties

On March 1, 2018 Wikisoft entered into a service contract with Fastbase Inc. to provide 5 million ad impressions and 18 months of advertisements with tracking code placement on all Wikisoft portals for $100,000. During this period the Company was not permitted to display any type of advertisements for other web analytics tools in competition with Fastbase Inc. The Company recognized the revenue evenly over the life of the Contract.  During the three months ended March 31, 2020 and 2019, the Company recognized $0 and $16,393 in revenue related to the contract. During the years ended December 31, 2019 and 2018, the Company recognized $44,444 and $55,556 revenue. As of December 31, 2019, all amounts had been earned and the Company had no remaining contract liability. During the year ended December 31, 2021 the Company did not recognize any revenue related to this contract.

On February 18, 2021, the Company entered into a Stock Redemption Agreement (the “Redemption Agreement”) with Saqoia, Inc. (“SI”), an entity which is owned and controlled by Rasmus Refer. Pursuant to the Redemption Agreement, the Company agreed to purchase, and SI agreed to sell, 14,000,000 shares (the “Shares”) of the Company’s common stock held by SI to the Company in exchange for $1.00, with the Shares then being returned to the Company’s authorized, but unissued shares of common stock. Rasmus Refer was previously the Chief Executive Officer of the Company from April 2019 to August 2020 and Director of the Company from April 2019 to November 2020. Prior to the Redemption Agreement, SI held 86,895,078 shares of the Company’s common stock, and after the Redemption Agreement, SI holds 72,895,078 shares of the Company’s common stock of which Mr. Refer has voting and dipositive power. Mr. Refer also currently holds 3,400,000 shares of the Company’s common stock in his own, of which he has voting and dipositive power.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2021 and 2020 for professional services rendered by our independent registered public accounting firm Boyle CPA, LLC:

Fees	2020	2021
Audit Fees	$19,500	$21,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$19,500	$21,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2021 and 2020 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2021 and 2020 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

(a) 1. Financial Statements

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of WikiSoft Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of WikiSoft Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for  each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s lack of revenues and cumulative net losses raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Red Bank, NJ
March 4, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143
Red Bank, NJ 07701	F (732) 510-0665

WIKISOFT CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$15,659	$19,564
Prepaid and other current assets	178	187,500
Total current assets	15,837	207,064

Other assets
Prepaid expenses - long term	210,293	—
Total other assets	210,293	—

Total assets	$226,130	$207,064

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	207,421	137,389
Line of credit - related party	295,000	—
Related party advances	29,626	29,626
Loans payable - related party	63,090	63,090
Total current liabilities	595,137	230,105

Total liabilities	595,137	230,105

Stockholders' deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2021 and 2020, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 94,738,209 and 104,964,265 shares issued and outstanding as of December 31, 2021 and 2020, respectively	94,740	104,966
Additional paid-in capital	11,904,190	7,232,305
Stock payable	395,101	223,226
Accumulated deficit	(12,763,038)	(7,583,538)
Total stockholders' deficit	(369,007)	(23,041)

Total liabilities and stockholders' deficit	$226,130	$207,064

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

Revenue	$—	$—

Cost of revenues	—	—

Gross profit	—	—

Operating expenses
Professional fees	4,843,433	1,887,706
Product development	—	6,000
General and administrative	331,609	53,517
Total operating expenses	5,175,042	1,947,223

Loss from operations	(5,175,042)	(1,947,223)

Other expense
Loss on foreign currency translation	(9)	—
Interest expense	(4,449)	(7,074)
Total other expense	(4,458)	(7,074)

Net loss	$(5,179,500)	$(1,954,297)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding	95,118,858	104,743,134

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2021
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	—	$—	104,425,830	104,426	5,373,328	223,226	(5,629,241)	71,739
Common stock issued for cash	—	—	3,000	3	4,250	—	—	4,253
Common stock issued for services	—	—	584,500	586	1,852,915	—	—	1,853,501
Cancellation of unallocated shares	—	—	(49,065)	(49)	49	—	—	—
Imputed interest	—	—	—	—	1,763	—	—	1,763
Net loss	—	—	—	—	—	—	(1,954,297)	(1,954,297)
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$(7,583,538)	$(23,041)
Common stock issued for cash	—	—	1,624,500	1,625	108,674	—	—	110,299
Common stock issued for services	—	—	2,149,444	2,149	4,546,190	171,875	—	4,720,214
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	(1)
Imputed interest	—	—	—	—	3,022	—	—	3,022
Net loss	—	—	—	—	—	—	(5,179,500)	(5,179,500)
Balance, December 31, 2021	—	$—	94,738,209	$94,740	$11,904,190	$395,101	$(12,763,038)	$(369,007)

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Net loss	$(5,179,500)	$(1,954,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,720,214	1,853,501
Imputed interest	3,022	1,763
Changes in assets and liabilities
Increase in prepaid assets	(22,971)	(187,500)
Increase in accounts payable	70,031	113,392
Net cash used in operating activities	(409,204)	(173,141)

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from Loans payable - related party	—	63,090
Payment of Loans payable - related party	—	(8,152)
Proceeds from related party advances	1,909	1,909
Payment of related party advances	(1,909)	—
Related party line of credit	295,000	—
Proceeds from sale of common stock	110,299	4,253
Net cash from financing activities	405,299	61,100

Net increase (decrease) in Cash	(3,905)	(112,041)

Beginning cash balance	19,564	131,605

Ending cash balance	$15,659	$19,564

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid services	$22,793	$257,813

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Organization

WikiSoft Corp. (“we”, “our”, the "Company") was incorporated in the state of Nevada in May 1998 as Sensor Technologies Inc.

Nature of operations

The Company is a wiki portal for businesses. Wikisoft Corp. has a vision to become one of the largest big data providers of information for businesses. Our portal, relaunched in June 2021, is called wikiprofile.com and seeks to provide information on companies, business people and investors. Users are be able to freely search the portal and all content is collected and updated in real-time. The Company plan to generate revenues primarily from subscription on premium profiles on our websites. We also further plan to generate revenues by charging for access to certain information and premium features on our platform such as press wires and lead generation on prospects whether it is investors, suppliers, employees or future partners.

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

•	Level 1	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•	Level 2

Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

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

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of six months or less to be cash equivalents. There was $15,659 and $19,564 in cash and no cash equivalents as of December 31, 2021 and 2020, respectively.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of December 31, 2021, the Company had $15,659 cash on hand. At December 31, 2021, the Company has an accumulated deficit of $12,763,038. For the year ended December 31, 2021, the Company had a net loss of $5,179,500, and net cash used in operations of $409,205. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

4. RELATED PARTY TRANSACTIONS

Related party advances

As of December 31, 2021 and 2020, the Company had amounts due to Fastbase Inc., a Company that used to have the same control shareholder and shared a common board member and officer, of $29,626 and $29,626, respectively. During the year ended December 31, 2021 and 2020, the Company received additional advances in the amounts of $1,909 and $0, respectively, and the Company made payments on the advances in the amounts of $1,909 and $0, respectively.

Loans payable - related party

On June 1, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023.

On December 3, 2020 the company entered into a loan agreement with Fastbase Inc. in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023.

As of December 31, 2021 and 2020, the Company had loans due to related parties of $63,090 and 63,090, respectively. Interest expense related to related party loans was $4,420 and $2,069 for the years ending December 31, 2021 and 2020, respectively, of which $3,022 and $2,260 was imputed interest and recorded against additional paid in capital for the years ended December 31, 2021 and 2020, respectively.

Line of credit – related party

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement with it prior majority shareholder. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the year ended December 31, 2021, the Company borrowed $295,000 under the revolving note. As of December 31, 2021 and 2020, the note had a balance of $295,000 and $0, respectively. Interest expense related to the line of credit was $29 and $0 for the years ending December 31, 2021 and 2020, respectively.

5. INCOME TAXES

For the years ended December 31, 2021 and 2020, the cumulative net operating loss carry-forward from continuing operations is approximately $12,763,038 and $7,583,538, respectively, and will expire beginning in the year 2031.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2021 and 2020:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$2,680,238	$1,591,561
Valuation allowance	(2,680,238)	(1,591,561)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,763,038 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

6. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2021 and 2020, there were 94,738,209 and 104,964,265 shares of common stock issued and outstanding, respectively.

As of December 31, 2021 and 2020, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the year ending December 31, 2021

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

On May 10, 2021, the Company entered into a Common Stock Purchase agreement to sell up to $20,000,000 of the Company’s common stock. Per the agreement the Company may deliver purchase notices to the investor, requiring the purchase of a number of shares. The purchase price is 85% of the lowest daily VWAP of the Common Stock during the 5 business days after shares have been received by the investor. Upon the Investor purchasing $5,000,000 increases to 90% of the lowest daily VWAP of the Common Stock during the 5 business days after shares have been received by the investor. The commitment period of the purchase agreement ends on either the earlier of purchase by the investor of $20,000,000 worth of purchase notice shares or December 31, 2022. Under this agreement, the Company has issued 404,500 shares of common stock for cash proceeds of $20,687.

On June 8, 2021, the Company issued 25,000 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $1.98 per share or $49,500.

On June 8, 2021 the Company entered into a Common Stock Purchase agreement to sell 500,000 shares of its common stock for cash proceeds of $750,000 or $1.50 per share, pending a Registration Statement being declared effective. On August 17, 2021 the agreement was amended to change the purchase amount to $1,000,000 and the purchase price to 85% of the lowest daily VWAP of the Common Stock during the 5 business days after shares have been received by the investor’s custodian. As of September 30, 2021, the Company has issued 1,220,000 shares of common stock for cash proceeds of $89,612 under this agreement.

On August 6, 2021, the Company issued 50,000 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $2.46 per share or $123,000.

On August 19, 2021, the Company issued 25,000 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $0.90 per share or $22,500.

On September 10, 2021, the Company issued 1,500,000 shares of the Company’s $0.001 par value common stock for services . The shares were valued on the date of issuance at $2.75 per share or $4,125,000.

On September 14, 2021, the Company issued 111,111 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $1.70 per share or $188,889.

On November 23, 2021, the Company issued 342,500 shares of the Company’s $0.001 par value common stock for services. The shares were valued on the date of issuance at $.09 per share or $39,450. $22,793 has been recorded as a prepaid expense and $16,657 has been recorded as stock based compensation, as services are to be rendered through February 21, 2022.

During the year ended December 31, 2021, the Company entered into an employment agreement in which it granted 100,000 shares of common stock. The shares were valued on the date of issuance at $2.75 per share valued at $137,500. and vest and are issuable on September 30, 2022. As of December 31, 2021, the shares have not been issued and have been included in Stock payable.

7.    SUBSEQUENT EVENTS

On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

On February 28 2022 the company entered into a definitive agreement to acquire 51% of Etheralabs LLC a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space and The transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. Wikisoft intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups.

2.       Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.       Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No. Exhibit Name.

3.1	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
3.7	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.1	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.2	Common Stock Purchase Warrant with Triton dated June 8, 2021 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 11, 2021)
10.1	Employment Agreement with Carsten Kjems Falk, dated September 1, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.2	Executive Contract with Paul Quintal dated October 1, 2020 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.3	Executive Contract with Rasmus Refer, dated June 12, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
10.4	Employment Agreement with Rene Lauritsen dated June 12, 2020. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
10.5	Equity Purchase Agreement with Oscaleta Partners, LLC dated August 31, 2020 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.6	Registration Rights Agreement, dated August 31, 2020 with Oscaleta Partners, LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.7	Agreement with Fastbase Inc. dated March 1, 2018.(Incorporated by reference to Exhibit 10.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.8	Employment Agreement with Oscar Eg Gensman dated September 1, 2020.(Incorporated by reference to Exhibit 10.8 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.9	Termination of Employment Agreement with Rene Lauritsen dated September 22, 2020. Termination of Employment Agreement with Rene Lauritsen dated September 22, 2020 (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.10	Letter of Intent for Merger with Wikisoft Corp, a Delaware corporation dated March 13, 2018. (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.11	Revolving Credit Facility Agreement with Rasmus Refer dated December 30, 2020. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.12	Revolving Note for Revolving Credit Facility Agreement dated December 30, 2020. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.13	Loan Agreement with Fastbase, Inc. dated June 1, 2020. (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.14	Consulting Agreement with Milestone Management Services LLC dated May 16, 2020. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.15	Consulting Agreement with Milestone Management Services LLC dated August 1, 2020. (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.16	Amendment to Consulting Agreement with Milestone Management Services LLC dated September 21, 2020. (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
10.17	Executive Agreement with Paul Quintal dated July 28, 2020. (Incorporated by reference to Exhibit 10.17 of the Company’s Amended Form 10 filed with the SEC on February 11, 2021).
10.18	Executive Agreement with Carsten Falk dated May 30, 2020. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 1-A filed with the SEC on July 1, 2020).
10.19	Stock Redemption Agreement with Saqoia, Inc. dated February 18, 2021. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 22, 2021).
10.20

Amendment to Consulting Agreement with Milestone Management Services dated February 18, 2021. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 22, 2021).

10.21	Common Stock Purchase Agreement with White Lion Capital, LLC dated May 10, 2021 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 12, 2021)
10.22	Registration Rights Agreement with White Lion Capital, LLC dated May 10, 2021 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 12, 2021)
10.23	Common Stock Purchase Agreement with Triton dated June 8, 2021 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 11, 2021)
10.24	Amendment No. 1 to Common Stock Purchase Agreement (Incorporated by reference to the Quarterly Report on Form 10-Q/A filed with the SEC on November 17, 2021)
10.25*	Termination of Contract dated March 15, 2021
10.26	Membership Interest Purchase Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 28, 2022)
10.27	License Agreement (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 28, 2022)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
21.1*	Subsidiaries of the registrant.
31.1*	Certification of principal executive, financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
32.1*	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith.

 ITEM 16. FORM 10-K SUMMARY.

None.

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WikiSoft Corp.

By:	/s/ Carsten Kjems Falk
Name: Carsten Kjems Falk Title: Chief Executive Officer (principal executive officer, principal financial and accounting officer) Date: March 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Quintal	Director	March 4, 2022

Paul Quintal

45