Form 10-Q
period 2022-03-31
WIKISOFT CORP.
filed 2022-05-13
CIK 1393781

25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,883,709 common shares as of May 6th, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2022 (unaudited) and December 30, 2021 (audited);
F-2	Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for the periods ended March 31, 2022 and 2021 (unaudited);
F-4	Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

WIKISOFT CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$14,300	$15,659
Prepaid and other current assets	1,880	178
Total current assets	16,180	15,837

Other assets
Prepaid expenses - long term	—	210,293
Total other assets	—	210,293

Total assets	$16,180	$226,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	9,342	207,421
Line of credit - related party	300,000	295,000
Related party advances	29,626	29,626
Loans payable - related party	53,090	63,090
Total current liabilities	392,058	595,137

Total liabilities	392,058	595,137

Stockholders' deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 100,288,209 and 94,738,209 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	100,290	94,740
Additional paid-in capital	12,073,484	11,904,190
Stock payable	395,101	395,101
Stock Receivable	(11,725)	—
Accumulated deficit	(12,933,028)	(12,763,038)
Total stockholders' deficit	(375,878)	(369,007)

Total liabilities and stockholders' deficit	$16,180	$226,130

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Revenue	$—	$—

Cost of revenues	—	—

Gross profit	—	—

Operating expenses
Professional fees	146,917	109,296
General and administrative	37,511	79,399
Total operating expenses	184,428	188,695

Loss from operations	(184,428)	(188,695)

Other expense
Gain on forgiveness of accrued salary	120,000	—
Loss on foreign currency translation	—	(9)
Loss on license agreement	(104,550)	—
Interest expense	(1,012)	(1,093)
Total other expense	14,438	(1,102)

Net loss	$(169,990)	$(189,797)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	106,981,487	104,653,154

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	—	$—	94,738,209	$94,740	$11,904,190	$395,101	$—	$(12,763,038)	$(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	—	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2,550	102,000	—	—	—	104,550
Imputed interest	—	—	—	—	745			—	745
Net loss	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	$—	100,288,209	100,290	12,073,484	395,101	(11,725)	(12,933,028)	(375,878)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$—	$(7,583,538)	$(23,041)
Shares issued for services	—	—	—	—	—	68,750	—	—	68,750
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	—	(1)
Imputed interest	—	—	—	—	745			—	745
Net loss	—	—	—	—	—	—	—	(189,797)	(189,797)
Balance, March 31, 2021	—	$—	90,964,265	$90,966	$7,247,049	$291,976	$—	$(7,773,335)	$(143,344)

The accompanying notes are an integral part of these audited consolidated financial statements.

WIKISOFT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net loss	$(169,990)	$(189,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	68,750
Common stock issued for license agreement	104,550	—
Imputed interest	745	745
Changes in assets and liabilities
Decrease (increase) in prepaid assets	208,591	(1,777)
Decrease in accounts payable	(198,079)	(5,836)
Net cash used in operating activities	(54,183)	(127,915)

Cash Flows from investing
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Payment of Loans payable - related party	—	(1,909)
Proceeds from related party advances	—	1,909
Payment of related party advances	(10,000)	—
Stock redemption for cash	—	(1)
Related party line of credit	5,000	120,000
Proceeds from sale of common stock	57,824	—
Net cash from financing activities	52,824	119,999

Net increase (decrease) in Cash	(1,359)	(7,916)

Beginning cash balance	15,659	19,564

Ending cash balance	$14,300	$11,648

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid services	$22,793	$257,813

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

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of six months or less to be cash equivalents. There was $14,300 and $15,659 in cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2022, the Company had $14,300 cash on hand. At March 31, 2022 the Company has an accumulated deficit of $12,933,028. For the three months ended March 31, 2022, the Company had a net loss of $169,990, and net cash used in operations of $54,183. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

4. PURCHASE OF MEMBERSHIP INTEREST IN ETHERALABS LLC

On February 28, 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550. Etheralabs LLC is a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space and the transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. Wikisoft intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups.

5. RELATED PARTY TRANSACTIONS

Related party advances

As of March 31, 2022 and December 31, 2021, the Company had amounts due to Fastbase Inc, a Company commonly controlled by a former board member of the Company, of $29,626 and $29,626, respectively. During the three months ended March 31, 2022 and 2021, the Company received additional advances in the amounts of $0 and $0, respectively, and the Company made payments on the advances in the amounts of $0 and $0, respectively.

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

On December 3, 2020 the company entered into a loan agreement with Fastbase Inc, a company controlled by a prior board member of the Company, in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023. On January 20, 2022 the Company paid the loan in full as well as accrued interest of $477. As of March 31, 2022 the balance of principal owed was $0.

As of March 31, 2022 and December 31, 2021, the Company had loans due to related parties of $53,090 and 63,090, respectively. Interest expense related to related party loans was $1,012 and $745 for the three months ending March 31, 2022 and 2021, respectively, of which $745 was imputed interest and recorded against additional paid in capital for the period ended March 31, 2022.

Line of credit – related party

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement with it majority shareholder. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the three months ended March 31, 2022, the Company borrowed $5,000 under the revolving note. As of March 31, 2022 and December 31, 2021, the note had a balance of $300,000 and $295,000, respectively. Interest expense related to the line of credit was $8 and $3 for the three months ending March 31, 2022 and 2021, respectively.

6. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2022 and December 31, 2021, there were 100,288,209 and 94,738,209 shares of common stock issued and outstanding, respectively.

As of March 31, 2022 and December 31, 2021, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the three months ending March 31, 2022

On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash. As of March 31, 2022 the cash had not been received and was recorded as stock receivable.

On February 28 2022 the company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550. See note 4 for additional information.

7.    SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to March 31, 2022 through the date these financial statements were issued and have determined that we do not have any material subsequent events to disclose or recognize in these financial statements.

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

Our website portal is currently operational and was relaunched in its beta form on June 1, 2021. At this time, we are focused on applying product improvements from beta-user feedback, establishing a maintenance and support cadence, and developing new features and functionalities. Product design and strategy decisions rest with our European team and are actioned by our software developers based in India.

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

Since June 1, 2021, testing of the beta site and a stabilization period has commenced. New features and improvements have been implemented, which include but are not limited to: Company reviews, improved sign-up process with an automatic look-up to make it easy to join the platform free of charge and advanced filtering options and search algorithms to give more relevant results. Since relaunch of the site, we have had continuous growth of business profiles and the total number of profiles exceeds 175 million. The number includes claimed and unclaimed company and people profiles. We expect to test, refine and roll out commercial products including Lead generation and Newswire in the FY 2022.

We expect that IT development will continue to utilize existing development capability. Additional developers may be hired if required for enhancements in crawling and frontend development of business logic and new commercial products. We also expect to commence marketing activities seeking to generate additional users and sign ups to our website platform. The main drivers will be email, search engine marketing and Search Engine Optimization.

We plan to generate revenues primarily from subscription on premium profiles on our websites. We also further plan to generate revenues by charging for access to certain information and premium features on our platform such as press wires and lead generation on prospects whether it is investors, suppliers, employees or future partners.

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website addresses are wikiprofile.com, wikifunding.com and wikisoft.com and our email address is investor@wikisoft.com. We also currently have websites at the following website addresses: wikicareer.com, wikiinvestor.org, wikihired.com, wikiinvestment.com, which redirect the user to our investor site wikisoft.com or our flagship website wikiprofile.com or upcoming platform wikifunding.com. Information contained on, or accessible through, all of the foregoing websites is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

Plan of Operations

For the 2022 fiscal year, we expect to require a minimum of $500,000 in operating funds. The source of such funds is anticipated to be from capital raised from third parties. The founder Rasmus Refer, pursuant to a Revolving Credit Facility Agreement (the “Credit Agreement”) between him and the Company, dated December 30, 2020, has agreed to make unsecured loans and extensions of credit available to the Company of up to $1,000,000, as requested by the Company under the Credit Agreement, to implement the Company’s plan of operations if we are unable to raise sufficient funds from other sources.

If we are able to raise funds from third parties exceeding $500,000, we plan to accelerate our plan of operations as much as possible consistent with the amount of funds raised and the Company’s strategy. We would need approximately $3,000,000 representing the optimal level of funds to maximize our platform development efforts and provide the best opportunity to accelerate growth and roll out globally our business plan.

First half of 2022

Acquisition of Etheralabs LLC

On February 28, 2022, the company entered into a definitive agreement to acquire 51% of Etheralabs LLC a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space and The transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. Wikisoft intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups.

In the first half of 2022, we plan to further develop Wikiprofile.com and launch organization hierarchy to company profiles so users can see employees working in the company to complement our planned lead generation product. Furthermore, we anticipate implementing payment gateway to test the first commercial products for lead generation and presswire service. We expect to launch wikifunding.com in Q2 2021 and make backend integrations with Etheralabs´ services to utilize synergies from the acquisition. Our vision is to combine the company's massive amount of data on start-ups, funds and investors with Etheralabs' disruptive Blockchain technology to accelerate finance partnerships between startups and investors - Wikisoft providing the relevant data intelligence and direct investment opportunities and Etheralabs providing the Blockchain expertise and technology on contract execution.

We expect that the total cost for the foregoing activities will be an estimated amount of $200,000.

Second Half of 2022

In the second half of 2022, we plan to further develop Wikiprofile.com and Wikifunding. The main focus will be backend integrations with Etheralabs´ services to utilize synergies, data collection and refining our commercial products for premium profiles, lead generation and press wire service. We anticipate hiring a customer service manager to ensure optimization of products and to ensure customer satisfaction and get customer feedback to optimize commercial packages. We expect that the total cost for the foregoing activities will be an estimated amount of $300,000.

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

Results of Operation for the Three Months Ended March 31, 2022 and 2021

Revenues

We earned no revenues for the three months ended March 31, 2022 or 2021. We hope to generate revenues in the remainder 2022, but we will need financing to maximize our earning potential.

Operating Expenses

Operating expenses increased from $188,695 for the three months ended March 31, 2021 to $218,803 for the three months ended March 31, 2022. The main reason for the increase in operating expenses for the 2022 period was considerably more spent on professional fees over the same period in 2021, offset by less spent on general and administrative costs. We issued stock for services in the amount of $179,668, and that resulted in the bulk of the increased operating expenses.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Income/Expenses

We recorded other income of $14,438 for the three months ended March 31, 2022, compared with other expenses of $1,102 for the three and three months ended March 31, 2021. Our other income for 2022 was the result of a $120,000 gain on forgiveness of accrued salary, offset mainly by a $104,550 loss on a license agreement. Our other expense for 2021 was largely a result of interest expense.

Net Loss

We incurred a net loss of $204,365 for the three months ended March 31, 2022, compared to a net loss of $189,797 for the quarter ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $16,180 and total current liabilities of $392,058. We had a working capital deficit of $375,878 as of March 31, 2022. This compares with a working capital deficit of $579,300 as of December 31, 2021.

Net cash used in operating activities was $54,183 for the three months ended March 31, 2022, as compared with $127,915 used in cash for the same period ended 2021. Our net losses were the main contributing factors to our negative operating cash flows for both periods.

Financing activities provided $52,824 in cash for the three months ended March 31, 2022, as compared with $119,999 in cash provided for the same period ended 2021. The majority of cash provided in 2022 was from proceeds from the sale of common stock. The majority of cash provided in 2021 was proceeds from the Credit Agreement with Rasmus Refer.

Going Concern

We have evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has not generated sufficient revenues from product sales to provide sufficient cash flows to enable the Company to finance its operations internally. As of March 31, 2022, the Company had $14,300 cash on hand. At March 31, 2022 the Company has an accumulated deficit of $12,967,403. For the three months ended March 31, 2022, the Company had a net loss of $204,365, and net cash used in operations of $54,183. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2022. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

 Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 4, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash. As of March 31, 2022 the cash had not been received and was recorded as stock receivable.

On February 28 2022 the company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

As previously reported, on September 1, 2020, the Company entered into an employment agreement (the “Employment Agreement”) with Carsten Falk in his capacity as the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Falk was to receive $15,000 per month to be paid on the last day of each month. Mr. Falk chose not to take all of these payments and has waived his right to receive the outstanding amounts for the fiscal year 2021 of $120,000 and in Q1 2022 of $30,000 amounting to a total of $150,000.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wikisoft Corp.

Date:	May 13, 2022

By:	/s/ Carsten Falk
Carsten Falk
Title:	Chief Executive Officer (principal executive, accounting, and financial officer)

