Form 10-Q
period 2022-06-30
Quality Industrial Corp.
filed 2022-08-17
CIK 1393781

Ff25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-56239

Quality Industrial Corp.

(Exact name of registrant as specified in its charter)

Nevada	35-2675388
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

315 Montgomery Street

San Francisco, CA 94104

(Address of principal executive offices)

800-706-0806

(Registrant’s telephone number)

____________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,883,709 common shares as of August 12, 2022

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited);
F-2	Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for the periods ended June 30, 2022 and 2021 (unaudited);
F-4	Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$14,446	$15,659
Prepaid and other current assets	8,967	178
Total current assets	23,413	15,837

Other assets
Prepaid expenses - long term	—	210,293
Total other assets	—	210,293

Total assets	$23,413	$226,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	15,795	207,421
Line of credit - related party	—	295,000
Related party advances	30,000	—
Loans Payable	45,215	63,090
Advances payable	29,626	29,626
Total current liabilities	120,636	595,137

Total liabilities	120,636	595,137

Stockholders' deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 100,883,709 and 94,738,209 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	100,886	94,740
Additional paid-in capital	12,094,375	11,904,190
Stock payable	395,101	395,101
Stock Receivable	—	—
Accumulated deficit	(12,687,585)	(12,763,038)
Total stockholders' deficit	(97,223)	(369,007)

Total liabilities and stockholders' deficit	$23,413	$226,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$—	$—	$—	$—

Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses
Professional fees	70,922	131,095	217,839	240,391
General and administrative	19,734	89,955	57,245	169,354
Total operating expenses	90,656	221,050	275,084	409,745

Loss from operations	(90,656)	(221,050)	(275,084)	(409,745

Other expense
Gain on settlement and forgiveness of debt	337,071	—	457,071	—
Loss on license agreement	—	—	(104,550)	—
Loss on foreign currency translation	—	—	—	(9)
Interest expense	(972)	(1,110)	(1,984)	(2,203)
Total other expense	336,099	(1,110)	350,537	(2,212)

Net income (loss)	$245,443	$(222,160)	$75,453	$(411,957)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	100,621,953	104,653,154	98,669,372	104,653,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	—	$—	94,738,209	$94,740	$11,904,190	$395,101	$—	$(12,763,038)	$(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	—	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2,550	102,000	—	—	—	104,550
Imputed interest	—	—	—	—	745			—	745
Net Income	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	$—	100,288,209	$100,290	$12,073,484	$395,101	$(11,725)	$(12,933,028)	$(375,878)
Common stock issued for cash	—	—	595,500	596	26,421	—	11,725	—	38,742
Imputed interest	—	—	—	—	753	—	—	—	753
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Net Income	—	—	—	—	—	—	—	245,443	245,443
Balance, June 30, 2022	—	$—	100,883,709	$100,886	$12,094,375	$395,101	—	$(12,687,585)	$(97,223)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$(7,583,538)	$(23,041)
Shares issued for services	—	—	—	—	—	68,750	—	68,750
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	(1)
Imputed interest	—	—	—	—	745	—	—	745
Net loss	—	—	—	—	—	—	(189,797)	(189,797)
Balance, March 31, 2021	—	$—	90,964,265	$90,966	$7,247,049	$291,976	$(7,773,335)	$(143,344)
Shares issued for services	—	—	25,000	25	49,475	34,375	—	83,875
Imputed interest	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	—	(222,160)	(222,160)
Balance, June 30, 2021	—	$—	90,989,265	$90,991	$7,297,278	$326,351	$(7,995,495)	$(280,875)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$75,453	$(411,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation		152,625
Common stock issued for license agreement	104,550
Settlement and forgiveness of debt	(457,071)
Imputed interest	1,498	1,499
Changes in assets and liabilities
Increase in prepaid assets	201,504	(1,244)
Increase (decrease) in accounts payable	(77,838)	24,220
Net cash used in operating activities	(151,904)	(234,857)

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from related party advances	30,000
Proceeds from loans	37,000	1,909
Payment of related party advances	(17,875)	(1,909)
Stock redemption for cash		(1)
Related party line of credit	5,000	245,000
Proceeds from issuance of common stock	96,566	—
Net cash from financing activities	150,691	244,999

Net increase (decrease) in Cash	(1,213)	10,142

Beginning cash balance	15,659	19,564

Ending cash balance	$14,446	$29,706

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Reclassification of imputed interest to accrued interest	(6,283)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

(formerly WIKISOFT CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Organization

Quality Industrial Corp. (“we”, “our”, the "Company") was incorporated in the state of Nevada in May 1998 as Sensor Technologies Inc. On June 27, 2022, the Company amended its articles of incorporation and changed its name from Wikisoft Corp. to Quality Industrial Corp.

Nature of operations

The Company is a public M&A Company focused on the Industrial, Oil & Gas and Utility Sectors. We aim to be a global leader in the manufacture and assembly of industrial equipment and precision engineered technology for the Industrial, Oil & Gas, and Utility sectors.

Change of control

On May 28, 2022, Modern Art Foundation Inc. (“Modern Art”) Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of common stock in the Company to Ilustrato Pictures International Inc. (“Ilustrato”).

Pursuant to a Stock Transfer Agreement, Ilustrato purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link is CEO of Ilustrato who is the beneficial owner.

As a result of this transaction, there has been a change in control of the Company. The 77,669,078 shares transferred amounts to 77% of the outstanding shares in our Company. Consequently, Ilustrato is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

As a result of the Change of Control, Mr. Quintal resigned as Chairman of the Board, and Mr. Link was appointed as the Company's Chairman of the Board. There was no known disagreement with Mr. Qunital on any matter relating to our operations, policies or practices. There are no further arrangements known to the Company, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no arrangements or understandings among Modern Art Foundation Inc. (“Modern Art”) Rene Lauritsen and Fastbase Holding Inc., Ilustrato and their associates with respect to election of directors or other matters.

2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying condensed consolidated financial statements represent the results of operations, financial position and cash flows of the Company prepared on the accrual basis of accounting and conform to accounting principles generally accepted in the United States of America.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition of Contract based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

For service contracts in which the company has the right to consideration from the customer in an amount that corresponds directly with the value to the customer of the company’s performance completed to date, revenue is recognized when services are performed and contractually billable. Service contracts that include multiple performance obligations are segmented between types of services. For contracts with multiple performance obligations, the company allocates the transaction price to each performance obligation using an estimate of the stand-alone selling price of each distinct service in the contract. Revenue recognized on service contracts that have not been billed to clients is classified as a current asset under contract assets on the Consolidated Balance Sheet. Amounts billed to clients more than revenue recognized on service contracts to date are classified as a current liability under contract liabilities. Customer payments on service contracts are typically due within 30 days of billing, depending on the contract.

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

Income taxes

The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them are expected to have a material effect on the Company's financial position, results of operations or cash flows.

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

4. PURCHASE OF MEMBERSHIP INTEREST IN ETHERALABS LLC

On February 28, 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550. Etheralabs LLC is a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space and the transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. Wikisoft intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups. On May 25, 2022 the Company entered into an agreement to transfer its 51% ownership interest in Etheralabs LLC to settle $300,000 of Line of credit – related party debt, as well as $41 of interest.

5. RELATED PARTY TRANSACTIONS

Related party advances

As of June 30, 2022 and December 31, 2021, the Company had amounts due to Ilustrato Pictures International Inc, a majority shareholder of the Company, of $30,000 and $0, respectively. During the six months ended June 30, 2022 and 2021, the Company received advances in the amounts of $30,000 and $0, respectively, and the Company made payments on the advances in the amounts of $0 and $0, respectively.

6. ADVANCES PAYABLE

As of June 30, 2022 and December 31, 2021, the Company had amounts due to Fastbase Inc, of $29,626 and $29,626, respectively. During the six months ended June 30, 2022 and 2021, the Company received additional advances in the amounts of $0 and $0, respectively, and the Company made payments on the advances in the amounts of $0 and $0, respectively.

 7. LINE OF CREDIT

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the six months ended June 30, 2022, the Company borrowed $5,000 under the revolving note. On May 25, 2022 the balance of the line of credit was settled in full with the transfer of the Companys 51% ownership interest in Etheralabs LLC to the shareholder. As of June 30, 2022 and December 31, 2021, the note had a balance of $0 and $295,000, respectively. Interest expense related to the line of credit was $12 and $12 for the six months ending June 30, 2022 and 2021, respectively.

8. LOANS PAYABLE

On June 1, 2020, the Company entered into a loan agreement with Fastbase Inc, in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020, the Company entered into a loan agreement with Fastbase Inc, in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020, the Company entered into a loan agreement with Fastbase Inc in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023. On April 29, 2022 the Company paid the loan in full as well as accrued interest of $506. As of June 30, 2022 the balance of principal owed was $0.

On December 3, 2020, the Company entered into a loan agreement with Fastbase Inc in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023.. On January 20, 2022 the Company paid the loan in full as well as accrued interest of $477. As of June 30, 2022 the balance of principal owed was $0.

On May 15, 2022, the Company entered into a loan agreement with Fastbase Inc in the amount of $37,000. The note bears an interest rate of 3% and is due on January 1, 2024. On May 25, 2022 the loan was forgiven in full as well as accrued interest of $30, and a gain on forgiveness of debt of $37,030 was recorded. As of June 30, 2022 the balance of principal owed was $0.

As of June 30, 2022 and December 31, 2021, the Company had loans payable of $45,215 and 63,090, respectively. Interest expense related to related party loans was $1,984 and $2,203 for the six months ending June 30, 2022 and 2021, respectively, of which $1,498 was imputed interest and recorded against additional paid in capital for the period ended June 30, 2022.

9. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2022 and December 31, 2021, there were 100,883,709 and 94,738,209 shares of common stock issued and outstanding, respectively.

As of June 30, 2022 and December 31, 2021, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the six months ending June 30, 2022

•	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

•	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

•	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

•	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

•	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash.

•	On February 28 2022 the company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550. See note 4 for additional information.

•	On May 10, 2022 the Company issued 595,500 shares of common stock for $27,017 cash.

10.    SUBSEQUENT EVENTS

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2022 through the date these financial statements and determined the following were material to these financial statements:

On August 3, 2022, the Company issued to an accredited investor a two year convertible promissory note in the principal amount of $1,100,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

On August 4, 2022, the Company authorized a change in our name to “Quality Industrial Corp.”.

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

Business Overview

Change in Control

On May 28, 2022, Modern Art Foundation Inc. (“Modern Art”), Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of their common stock in our Company, Quality Industrial Corp., to Ilustrato Pictures International Inc. (“ILUS”). Pursuant to a Stock Purchase Agreement, ILUS purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link is CEO of ILUS which is the beneficial owner.

As a result of this transaction, there has been a change in control of our Company. The 77,669,078 shares transferred amounts to 77% of the outstanding shares in our Company. Consequently, ILUS  is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

As a result of the change of control, Mr. Quintal resigned as Chairman of the Board, and Mr. Link was appointed as the Company's Chairman of the Board. There was no known disagreement with Mr. Qunital on any matter relating to our operations, policies or practices.

On May 25, 2022, we entered into a Debt Conversion Agreement (the “Agreement”) with our prior officer and director, Rasmus Refer. Pursuant to the Agreement, we transferred our 51% interest in Etheralabs LLC to Mr. Refer. In exchange, Mr. Refer agreed to cancel $300,041 in loans including interest owed by our company to Mr. Refer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022.

As a result of these transactions, Quality Industrial Corp. is now a public company focused on the Industrial, Oil & Gas and Utility Sectors and a subsidiary to Ilustrato.

Change in Business Direction

On June 30, 2022, ILUS signed a binding Letter of Intent for the Company to acquire a 51% interest in an International process Engineering Company and manufacturer of custom solutions for the Oil and Gas, Power/Energy, Water, Desalination, Wastewater, Offshore and Public Safety. It has Oil and Gas industry certifications in place and is on several global preferred vendor lists including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol & Gasco.

In the agreed assumed equity valuation, subject to completion of financial due diligence and business valuation ,will be holding 51% of the shareholding of the International process engineering company. As payment, company will receive a combination of cash investment over a period exceeding one year after closing, with convertible preferred shares of QIND which will be tied to lock up and leak out clauses. Quality Industrial Corp. has the right of first refusal to purchase these shares back redeemable at $0.75 per share.

The Agreement is predicated upon the execution and delivery of a definitive Stock Purchase Agreement for the transaction. The transaction is expected to close within thirty (30) business days.

On August 3, 2022, we issue to an accredited investor a two year convertible promissory note in the principal amount of $1,100,000 (the “Note”). The Note bears interest at 7% per annum. We have the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

The Company expects to continue to acquire and drive broad-based market awareness among both sections of our company focusing on the end user of our products. Our marketing channels continue to expand as our number of satisfied customers increase, creating additional referrals to augment our traditional print, online and social media efforts. We also rely heavily on our relationships with trade partners in the construction industry for involvement with their projects.

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website address is www.qualityindustrialcorp.com and our email address is info@ qualityindustrialcorp.com. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

Results of Operation for the Six Months Ended June 30, 2022 and 2021

Revenues

We earned no revenues for the six months ended June 30, 2022 or 2021. We recently entered into a binding letter of intent to acquire an International process Engineering Company and will generate revenues for the remainder of 2022 as a result of the consolidation into our financial results. The Company is revenue generating company and manufactures custom solutions for the Oil and Gas, Energy, Water Desalination, Waste-Water, Offshore and Public Safety sectors.

Operating Expenses

Operating expenses decreased from $409,745 for the six months ended June 30, 2021 to $275,084 for the six months ended June 30, 2022. The main reason for the decrease in operating expenses for the 2022 period was considerably less spent on general and administrative expenses and professional fees over the same period in 2021. We have not issued stock for services for the six month ended June 30, 2022.

We anticipate our operating expenses will increase as we undertake our plan of operations associated with the international process engineering company. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Income / Expense

We incurred other income of $350,537 for the six months ended June 30, 2022 as compare with other expense of $2,212 for the same period ended 2021. Our other income in 2022 was the result of a gain on settlement and forgiveness of debt, offset mainly by a loss on a license agreement. Our other expense in 2021 was mainly the result of interest expense.

Net Income/Net Loss

We incurred net income of $75,453 for the six months ended June 30, 2022, compared to a net loss of $411,957 for the same period ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $23,413 and total current liabilities of $120,636. We had a working capital deficit of $97,223 as of June 30, 2022. This compares with a working capital deficit of $369,007 as of December 31, 2021.

Net cash used in operating activities was $151,904 for the six months ended June 30, 2022, as compared with $234,848 in cash for the same period ended 2021.

Financing activities provided $150,691 in cash for the six months ended June 30, 2022, as compared with $249,999 in cash provided for the same period ended 2021. Most cash provided in 2022 was from our S-1 equity line with White Lion Capital, which was deregistered on June 22, 2022. The majority of cash provided in 2021 was proceeds from the Credit Agreement with Rasmus Refer, our former officer and director.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, liquidation of liabilities, the continued ability to raise capital as and when required, in the normal course of business.

Future Financings.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We do not have financing in place at this time other than capital from our parent company Ilustrato Pictures International Inc.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on April 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

On April 22, 2022, the Company issued 595,500 shares of common stock for $27,017 cash.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

As previously reported, on September 1, 2020, the Company entered into an employment agreement (the “Employment Agreement”) with Carsten Falk in his capacity as the Company’s Chief Executive Officer. Pursuant to the Agreement, Mr. Falk is to receive $15,000 per month to be paid on the last day of each month. Mr. Falk chose not to take all of these payments and has waived his right to receive the outstanding amounts for Q2 2022 of $45,000.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	August 17, 2022

By:	/s/ Carsten Falk
Carsten Falk
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

