Form 10-Q/A
period 2022-06-30
Quality Industrial Corp.
filed 2022-11-09
CIK 1393781

Ff25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,883,709 common shares as of August 12, 2022

Explanatory Note

Quality Industrial Corp. (the "Company"), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this "Amendment") to restate and amend the Company's previously issued consolidated financial statements and related financial information for the three and six months ended June 30, 2022, which was filed with the Securities and Exchange Commission on August 18, 2022 (the "Original Filing Date").

For the convenience of the reader, this Form 10-Q/A amends and restates the Original Form 10-Q in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Form 10-Q. This Form 10-Q/A speaks as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than those associated with the restatement of our consolidated financial statements.

The company entered into a binding letter of intent on June 30, 2022 to acquire an international process engineering company. The updated 10-Q is a consolidation of financials for the three and six months ended June 30, 2022, for Wikisoft Corp. and the international process engineering company. The filing has been updated and approved by our PCAOB auditors Pipara & Co LLP for better disclosure of our consolidated financial statements according to US GAAP.

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

3

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$14,446	$15,659
Prepaid assets	8,967	178
Total current assets	23,413	15,837

Other assets
Other Current Assets	18,216,000	210,293
Total other assets	18,224,967	210,293

Total assets	$18,239,413	$226,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	16,530,795	207,421
Line of credit - related party	—	295,000
Related party advances	30,000	—
Loans Payable	45,215	63,090
Advances payable	29,626	29,626
Total current liabilities	16,635,636	595,137

Total liabilities	16,635,636	595,137

Stockholders' deficit
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 100,883,709 and 94,738,209 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	100,886	94,740
Additional paid-in capital	12,094,375	11,904,190
Stock payable	395,101	395,101
Stock receivable	—	—
Accumulated deficit	(10,986,585)	(12,763,038)
Total stockholders' deficit	(1,603,777)	(369,007)

Total liabilities and stockholders' deficit	$18,239,413	$226,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue	$18,216,000	$—	$18,216,000	$—

Cost of revenues	12,829,000	—	12,829,000	—

Gross profit	5,378,000	—	5,378,000	—

Operating expenses
Professional fees	70,922	131,095	217,839	240,391
General and administrative	3,297,934	89,955	3,335,445	169,354
Total operating expenses	3,368,856	221,050	3,553,284	409,745

Profit/Loss from operations	2,018,144	(221,050)	1,833,716	(409,745

Other expense
Gain on settlement and forgiveness of debt	337,071	—	457,071	—
Loss on license agreement	—	—	(104,550)	—
Loss on foreign currency translation	—	—	—	(9)
Interest expense	(408,772)	(1,110)	(409,784)	(2,203)
Total other expense	71,701	(1,110)	57,263	(2,212)

Net income (loss)	$1,946,443	$(222,160)	$1,776,453	$(411,957)

Net loss per common share - basic and diluted	$(0.019)	$(0.00)	$(0.017)	$(0.00)

Weighted average common shares outstanding	100,621,953	104,653,154	100,621,953	104,653,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	—	$—	94,738,209	$94,740	$11,904,190	$395,101	$—	$(12,763,038)	$(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	—	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2,550	102,000	—	—	—	104,550
Imputed interest	—	—	—	—	745			—	745
Net Income	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	$—	100,288,209	$100,290	$12,073,484	$395,101	$(11,725)	$(12,933,028)	$(375,878)
Common stock issued for cash	—	—	595,500	596	26,421	—	11,725	—	38,742
Imputed interest	—	—	—	—	753	—	—	—	753
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Net Income	—	—	—	—	—	—	—	1,946,443	1,946,443
Balance, June 30, 2022	—	$—	100,883,709	$100,886	$12,094,375	$395,101	—	$(10,986,582)	$(1,603,777)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$(7,583,538)	$(23,041)
Shares issued for services	—	—	—	—	—	68,750	—	68,750
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	(1)
Imputed interest	—	—	—	—	745	—	—	745
Net loss	—	—	—	—	—	—	(189,797)	(189,797)
Balance, March 31, 2021	—	$—	90,964,265	$90,966	$7,247,049	$291,976	$(7,773,335)	$(143,344)
Shares issued for services	—	—	25,000	25	49,475	34,375	—	83,875
Imputed interest	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	—	(222,160)	(222,160)
Balance, June 30, 2021	—	$—	90,989,265	$90,991	$7,297,278	$326,351	$(7,995,495)	$(280,875)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income (loss)	$1,776,453	$(411,957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation		152,625
Loss on license agreement	104,550	—
Settlement and forgiveness of debt	457,071	—
Finance cost	(409,784)	1,499
Changes in assets and liabilities
Increase in current assets	(18,018,496)	(1,244)
Increase (decrease) in accounts payable	16,040,499	24,220
Net cash used in operating activities	(140,281)	(234,857)

Cash Flows from Investing Activities
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Interest Expense	409,784
Proceeds from loans	—	1,909
Payment of related party advances	—	(1,909)
Stock redemption for cash		(1)
Loss on License agreement	(104,550)	—
Related party line of credit	—	245,000
Proceeds from issuance of common stock	196,331	—
Net cash from financing activities	139,068	244,999

Net increase (decrease) in Cash	(1,213)	10,142

Beginning cash balance	15,659	19,564

Ending cash balance	$14,446	$29,706

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

 7. LINE OF CREDIT

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement. The note carries and 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. During the six months ended June 30, 2022, the Company borrowed $5,000 under the revolving note. On May 25, 2022 the balance of the line of credit was settled in full with the transfer of the Company’s 51% ownership interest in Etheralabs LLC to the shareholder. As of June 30, 2022 and December 31, 2021, the note had a balance of $0 and $295,000, respectively. Interest expense related to the line of credit was $12 and $12 for the six months ending June 30, 2022 and 2021, respectively.

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

Results of Operation for the Six Months Ended June 30, 2022 and 2021

Revenues

We earned $18 ,216,000 revenues for the six months ended June 30, 2022 or 2021. We recently entered into a binding letter of intent to acquire an International Process Engineering Company and will generate revenues for the remainder of 2022 as a result of the consolidation into our financial results. The Company is a  revenue generating company and manufactures custom solutions for the Oil and Gas, Energy, Water Desalination, Waste-Water, Offshore and Public Safety sectors.

Operating Expenses

Operating expenses increased from $409,745 for the six months ended June 30, 2021 to $3,553,284 for the six months ended June 30, 2022. The increase in operating expenses for the 2022 period corresponds to increase in revenue as a result of the consolidation previously state. We have not issued stock for services for the six-month ended June 30, 2022.

We anticipate our operating expenses will increase as we undertake our plan of operations associated with the international process engineering company. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Income / Expense

We incurred other income of $352,521 for the six months ended June 30, 2022. Our other income in 2022 was the result of a gain on settlement and forgiveness of debt, offset mainly by a loss on a license agreement.

Net Income/Net Loss

We incurred net income of $1,776,453 for the six months ended June 30, 2022, compared to a net loss of $411,957 for the same period ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $18,239,413 and total current liabilities of $16,635,636. We had a working capital surplus of $1,603,777 as of June 30, 2022. This compares with a working capital deficit of $369,007 as of December 31, 2021.

Net cash used in operating activities was $140,281 for the six months ended June 30, 2022, as compared with $234,857 in cash for the same period ended 2021.

Financing activities provided $139,068 in cash for the six months ended June 30, 2022, as compared with $249,999 in cash provided for the same period ended 2021. Most cash provided in 2022 was from our S-1 equity line with White Lion Capital, which was deregistered on June 22, 2022. The majority of cash provided in 2021 was proceeds from the Credit Agreement with Rasmus Refer, our former officer and director.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, liquidation of liabilities, the continued ability to raise capital as and when required, in the normal course of business.

Future Financings.

Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly, or annual basis.

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

Quality Industrial Corp.

Date:	November 9, 2022

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

