Form 10-Q
period 2022-09-30
Quality Industrial Corp.
filed 2022-11-14
CIK 1393781

Ff25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,883,709 common shares as of November 14, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited);
F-2	Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for the periods ended September 30, 2022 and 2021 (unaudited);
F-4	Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited); and
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	4,064	15,659
Other current assets	37,444,265	178
Total current assets	37,448,329	15,837

Other assets
Investment in Subsidiary (Quality International)	1,000,000	—
Prepaid expenses - long term	—	210,293
Total other assets	1,000,000	210,293

Total Assets	$38,448,329	$226,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	33,136,266	207,421
Other Current Liabilities	94,571	387,716
Total current liabilities	33,230,837	595,137

Long Term liabilities
Convertible Notes	1,100,000	—
Total Long-Term Liabilities	1,100,000	—

Stockholders' Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of September 30, 2022, and December 31, 2021, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 102,883,709 and 94,738,209 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	102,886	94,740
Additional paid-in capital	12,174,975	11,904,190
Stock Payable	395,101	395,101
Retained Earnings/ accumulated Deficit	(10,986,585)	(12,763,038)
Net Income	2,431,115	—
Total stockholders' Equity	4,117,492	(369,007)

Total liabilities and stockholders' Equity	$38,448,329	$226,130

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue	19,126,800	—	37,342,800	—

Cost of revenues	12,481,550	—	25,310,550	—

Gross profit	6,645,250	—	12,032,250	—

Operating expenses
Professional fees	37,272	84,297	255,111	253,651
General and administrative	3,756,616	4,534,832	7,092,061	4,775,223
Total operating expenses	3,793,888	4,619,129	7,347,172	5,028,874

Profit from Operations	2,851,362	(4,619,129)	4,685,078	(5,028,874)

Other Non-Operating expense
Interest on Convertible Notes	12,447	—	12,447	—
Interest expense	407,800	1,123	817,584	3,335
Loss on License Agreement	—	—	104,550	—
Total other expense	420,247	1,123	934,581	3,335
Other Non-Operating Income
Gain on forgiveness of debt	—	—	457,071	—
Net loss/ profit	2,431,115	(4,620,252)	4,207,568	(5,032,209)

Net profit per common share - basic and diluted	0.024	(0.051)	0.042	(0.055)
Weighted average common shares outstanding	99,928,693	91,379,241	99,928,693	91,379,241

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	—	—	94,738,209	94,740	11,904,190	395,101	—	(12,763,038)	(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	—	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2550	102000	—	—	—	104,550
Imputed interest	—	—	—	—	745	—	—	—	745
Net Income	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	—	100,288,209	100,290	12,073,484	395,101	(11,725)	(12,933,028)	(375,878)
Common stock issued for cash	—	—	595,500	596	26,421	—	11,725	—	38,742
Imputed interest	—	—	—	—	753	—	—	—	753
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Net Income	—	—	—	—	—	—	—	1,946,443	245,443
Balance, June 30, 2022	—	—	100,883,709	100,886	12,094,375	395,101	—	(10,986,585)	(1,603,777)
Common stock issued	—	—	2,000,000	2,000	80,600	—	—	—	82,600
Net Income	—	—	—	—	—	—	—	2,431,115	2,431,115
Balance, September 30,2022	—	—	102,883,709	102,886	12,174,975	395,101	—	(8,555,470)	4,117,492

For the Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	$—	104,964,265	$104,966	$7,232,305	$223,226	$—	$(7,583,538)	$(23,041)
Common stock issued for services	—	—	—	—	—	68,750	—	—	68,750)
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999	—	—	—	(1)
Imputed interest	—	—	—	—	745		—	—	745
Net loss	—	—	—	—	—	—	—	(189,797)	(189,797)
Balance, March 31, 2021	—	$—	90,964,265	$90,966	$7,247,049	$291,976	$—	$(7,773,335)	$(143,344)
Common stock issued for services	—	—	25,000	25	49,475	34,375	—	—	83,875
Imputed interest	—	—	—	—	754	—	—	—	754
Net loss	—	—	—	—	—	—	—	(222,160)	(222,160)
Balance, June 30, 2021	—	$—	90,989,265	$90,991	$7,297,278	$326,351	$—	$(7,995,495)	$(280,875)
Common stock issued for services	—	—	1,686,111	1,686	4,457,703	34,375	—	—	4,493,764
Imputed interest	—	—	—	—	761	—	—	—	761
Common stock issued for cash	—	—	162,000	162	28,100	—	(8,262)	—	20,000
Net loss	—	—	—	—	—	—	—	(4,620,252)	(4,620,252)
Balance, September 30, 2021	—	$—	92,837,376	$92,839	$11,783,842	$360,726	$(8,262)	$(12,615,747)	$(386,602)

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,2022	September 30,2021
Cash Flows from Operating Activities
Net profit	$4,207,568	$(5,032,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance Cost	830,031	—
Loss on license agreement	104,550	—
Stock Based Compensation	—	4,646,389
Gain on settlement of loss	457,071	—
Increase in Current assets	(37,444,087)	1,549
Increase in Accounts payable	32,635,700	55,034
Net cash used in operating activities	(123,309)	(329,237)

Cash Flows from Investing Activities
Net cash used in investing activities	(789,707)	—
	(789,707)	—
Cash Flows from Financing Activities
Issuance of Convertible Note	1,100,000	—
Finance Cost	(830,031)	—
Loss on license agreement	(104,550)	—
Gain on settlement of loss	457,071	—
Stock redemption for cash	—	(1)
Related party line of credit	—	295,000
Proceeds from issuance of common stock	278,931	20000
Net cash from financing activities	901,421	314,999

Net increase (decrease) in Cash	(11,595)	(14,238)

Beginning cash balance	15,659	19,564
Ending cash balance	$4,064	$5,326

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY INDUSTRIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

Organization

Quality Industrial Corp. (“we”, “our”, the "Company") was incorporated in the state of Nevada in May 1998 as Sensor Technologies Inc. On June 27, 2022, the Company amended its articles of incorporation and changed its name from Wikisoft Corp. to Quality Industrial Corp.

Nature of operations

The Company is a public M&A Company focused on the Industrial, Oil & Gas and Utility Sectors. We aim to be a global leader in process manufacturing and engineering for the Industrial, Oil & Gas, and Utility sectors.

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

As a result of the Change of Control, Mr. Quintal resigned as Chairman of the Board, and Mr. Link was appointed as the Company's Chairman of the Board. There was no known disagreement with Mr. Quintal on any matter relating to our operations, policies, or practices. There are no further arrangements known to the Company, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no arrangements or understandings among Modern Art Foundation Inc. (“Modern Art”) Rene Lauritsen and Fastbase Holding Inc., Ilustrato and their associates with respect to election of directors or other matters.

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

Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

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

4. PURCHASE OF MEMBERSHIP INTEREST IN ETHERALABS LLC

On February 28, 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550. Etheralabs LLC is a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space, and the transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. Wikisoft intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups.

On May 25, 2022 the Company entered into an agreement to transfer its 51% ownership interest in Etheralabs LLC to settle $300,000 of Line of credit – related party debt, as well as $41 of interest.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2022 and December 31, 2021, the Company had amounts owed by Ilustrato Pictures International Inc, a majority shareholder of the Company, of $22,875 and $0, respectively.

6. ADVANCES PAYABLE

As of September 30, 2022, the Company has no advance payable.

7. LINE OF CREDIT

On December 30, 2020 the company entered into a $1,000,000 revolving note agreement. The note carries a 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. On May 25, 2022 the balance of the line of credit was settled in full with the transfer of the Companys 51% ownership interest in Etheralabs LLC to the shareholder. As of September 30, 2022 and December 31, 2021, the note had a balance of $0 and $295,000, respectively

8. LOANS PAYABLE

•	On June 1, 2020, the Company entered into a loan agreement with Fastbase Inc., in the amount of $30,215. The amount bears no interest and is due upon request.

•	On September 1, 2020, the Company entered into a loan agreement with Fastbase Inc., in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

•	On October 24, 2020, the Company entered into a loan agreement with Fastbase Inc., in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023. On April 29, 2022 the Company paid the loan in full as well as accrued interest of $506. As of September 30, 2022 the balance of principal owed was $0.

•	On December 3, 2020, the Company entered into a loan agreement with Fastbase Inc., in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023. On January 20, 2022 the Company paid the loan in full as well as accrued interest of $477. As of September 30, 2022 the balance of principal owed was $0.

•	On May 15, 2022, the Company entered into a loan agreement with Fastbase Inc., in the amount of $37,000. The note bears an interest rate of 3% and is due on January 1, 2024. On May 25, 2022 the loan was forgiven in full as well as accrued interest of $30, and a gain on forgiveness of debt of $37,030 was recorded. As of September 30, 2022 the balance of principal owed was $0.

•	As of September 30, 2022, and December 31, 2021, the Company had loans payable of $0 and $63,090 respectively. The Company entered into a Debt Conversion agreement on 28th July 2022 and converted the full amount of Debt into 2,000,000 of Common Stock.

9. NOTES PAYABLE

On August 3, 2022, the Company issued to an accredited investor a two-year convertible promissory note in the principal amount of $1,100,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

10. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2022 and December 31, 2021, there were 102,883,709 and 94,738,209 shares of common stock issued and outstanding, respectively.

As of September 30, 2022 and December 31, 2021, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the Nine months ending September 30, 2022

•	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

•	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

•	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

•	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

•	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash.

•	On February 28 2022 the company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550. See note 4 for additional information.

•	On May 10, 2022 the Company issued 595,500 shares of common stock for $27,017 cash.

•	On July 28, 2022 the company entered into a Debt conversion agreement and issued 2,000,000 shares of common stock.

11. SUBSEQUENT EVENTS

On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

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

Business Overview

Change in Control

On May 28, 2022, Modern Art Foundation Inc. (“Modern Art”), Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of their common stock in our Company, Quality Industrial Corp., to Ilustrato Pictures International Inc. (“ILUS”). Pursuant to a Stock Purchase Agreement, ILUS purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link is CEO and Chairman of ILUS which is the beneficial owner.

As a result of this transaction, there has been a change in control of our Company. The 77,669,078 shares transferred amounts to 75.5 % of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

As a result of the change of control, Mr. Quintal resigned as Chairman of the Board, and Mr. Link was appointed as the Company's Chairman of the Board. There was no known disagreement with Mr. Quintal on any matter relating to our operations, policies, or practices.

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

As a result of these transactions, Quality Industrial Corp. is now a public company focused on the Industrial, Oil & Gas and Utility Sectors and a subsidiary to ILUS.

Change in Business Direction

Quality Industrial Corp. is the Industrial and Manufacturing subsidiary of ILUS. QIND has planned future acquisitions that are contemplated in this division. We intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission.

On June 30, 2022, ILUS signed a binding Letter of Intent for the Company to acquire a 51% interest in Quality International Co Ltd FCZ (QI), an international process engineering company and manufacturer of custom solutions for the Oil and Gas, Power/Energy, Water, Desalination, Wastewater, Offshore and Public Safety. It has Oil and Gas industry certifications in place and is on several global preferred vendor lists including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol & Gasco.

The agreed Purchase Price for the 51% of outstanding shares of QI which is linked to financial performance of the company, is up to $135,000,000, with payments scheduled in tranches, of which the first tranche payment of $1,000,000 million was made to QI on August 4, 2022, pursuant to the binding Letter of Intent.

On August 3, 2022, we issued to an accredited investor a two-year convertible promissory note in the principal amount of $1,100,000 (the “Note”). The Note bears interest at 7% per annum. We have the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

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

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website address is www.qualityindustrialcorp.com and our email address is info@qualityindustrialcorp.com. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q.

Results of Operation for the Nine Months Ended September 30, 2022 and 2021

Revenues

We earned USD 37,342,800 revenues for the nine months ended September 30, 2022, or 2021. The increase in revenue is a result of revenue from work in progress. We recently entered into a binding letter of intent to acquire an international process engineering company and therefore, the company will generate revenues for the remainder 2022 as a result of the consolidation of the acquisition into our financial results.

Operating Expenses

Operating expenses increased from $5,028,874 for the nine months ended September 30, 2021, to $7,347,172 for the nine months ended September 30, 2022. The operating expenses for the nine months correspond to actual operating expenses incurred to achieve the revenue. However, 2021 expenses include major portion of Stock based compensation. This year so far company have not issued any stock for services.

We anticipate our operating expenses will increase as we undertake our plan of operations associated with the international process engineering company. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Income

$352,521 was earned for the nine months ended September 30, 2022, as compared with no other income for the same period ended 2021. Our other income in 2022 was the result of a gain on settlement and forgiveness of debt, offset mainly by a loss on a license agreement.

Net Income/Net Loss

We incurred Net Income of $4,207,568 for the nine months ended September 30, 2022, compared to a net loss of $5,032,209 for the same period ended September 30, 2021. Quarter on Quarter (QoQ) we saw a 20.5% increase in Net Income of $412.971 from $2,018,144 in Q2 to $2,431,115 in Q3. The main driver was a decrease in cost of revenue QoQ resulting in a Net Income margin improvement from 11% to 12.7% QoQ. The increase in Net Profit for the quarter resulted in a Net Profit per common share (Earnings Per Share - EPS) for the three months ended September 30, 2022 of $0.024 with an annualized EPS value of $0.1 per common share.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $ 37,448,329 and total current liabilities of $33,230,837. We had a working capital Surplus of $4,217,492 as of September 30, 2022. This compares with a working capital deficit of $579,300 as of December 31, 2021.

Net cash used in operating activities was $123,309 for the nine months ended September 30, 2022, as compared with $329,237 in cash for the same period ended 2021.

Financing activities provided $901,421 in cash for the nine months ended September 30, 2022, as compared with $314,999 in cash provided for the same period ended 2021.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, liquidation of liabilities, the continued ability to raise capital as and when required, in the normal course of business.

Impact of Acquisitions

Historically a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvements initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results instantly but has historically been the case in future periods.

Critical Accounting Policies.

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed Note 2 of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

•	On July 28, 2022, the company entered into a Debt conversion agreement and issued 2,000,000 shares of common stock.
•	On August 3, 2022, we issued to an accredited investor a two-year convertible promissory note in the principal amount of $1,100,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	November 14, 2022

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

