Form 10-K
period 2022-12-31
Quality Industrial Corp.
filed 2023-03-31
CIK 1393781

x`x[1]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $8,214,697

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 102,883,709 shares as of March 29, 2023

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Quality Industrial,” or “QIND” refer to Quality Industrial Corp., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this registration statement and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this registration statement are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position.

PART I

ITEM 1.	BUSINESS

Overview

We aim to be a global leader in the manufacture and assembly of industrial equipment and precision engineered technology for the Industrial, Oil & Gas, and Utility sectors.

We changed ownership on the 28th of May 2022, when, Ilustrato Pictures International Inc. (“ILUS”) acquired 77.4 % of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicholas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Blackwell was appointed as our Chief Executive Officer and Mr. Carsten Falk was appointed as our Chief Commercial Officer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is now a public company focused on the Industrial, Oil & Gas and Utility Sectors and a subsidiary to ILUS.

On March 9, 2023, we changed our SIC code of the Company to SIC 3590 – Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

Quality International Co Ltd FCZ

After ILUS acquired control, on June 30, 2022, it signed a binding Letter of Intent for our Company to acquire a controlling interest in Quality International Co Ltd FCZ (“QI”), an international process manufacturing company, manufacturing custom solutions for the Oil and Gas, Power/Energy, Water, Desalination, Wastewater and Offshore sectors. It has several required industry certifications in place and is on several global preferred vendor lists, with customers including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol and Gasco.

To fund the first tranche of the purchase price for the interest in QI, on August 3, 2022, we issued to an accredited investor a two-year convertible promissory note in the principal amount of $1,100,000 (the “Note”). The Note bears interest at 7% per annum. We have the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

The Binding Letter of Intent with QI contemplated a period of due diligence followed by entry into a Stock Purchase Agreement. On January 18, 2023, we entered into a Share Purchase Agreement with the shareholders of Quality Industrial, which agreement provided for our purchase of 78 of the 150 outstanding shares of QI for a 52% interest in the company. The Shares will be held by a company in Dubai called “Quality Industries Holding Ltd.,” a freezone company under the regulations of Abu Dhabi General Markets and laws of United Arab Emirates. This entity will be our wholly owned subsidiary. All closing documents were executed for the transaction on March 6, 2023.

The purchase price for the Shares shall be up to $137,000,000 in cash, paid in tranches, subject to achievement of financial milestones presented in a schedule of payments set forth in the Purchase Agreement filed with this Form 10-K and displayed in the table set below:

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	Paid after signing of Letter of Intent (June 28, 2022)	$1,000,000	First Party	Gerab National Enterprise LLC
2	Following signing of this Agreement and subject to closing as per clause 1.03, payment to be made on or before 18 February 2023.	$15,000,000	First Party	Quality International Co Ltd FZC
3	On or before 210 calendar days after Closing	$66,000,000	First Party	$39,000,000 to Gerab National Enterprise LLC and $6,000,000 to Saseendran Kodapully Ramakrishnan and $21,000,000 to Quality International Co Ltd FZC
4	Within 30 days of H1 2023 Auditor Certified Financials	*$14,000,000	First Party	$6,000,000 to Gerab National Enterprise LLC and $5,000,000 to Saseendran Kodapully Ramakrishnan and $3,000,000 to Quality International Co Ltd FZC
	*Based on H1 2023 Forecast being met:
	EBITDA target: $ 11,164,105
5	Within 30 days of Year End 2023 Audited Financials	*$20,000,000	First Party	$15,000,000 to Gerab National Enterprise LLC and $2,000,000 to Saseendran Kodapully Ramakrishnan and $3,000,000 to Quality International Co Ltd FZC
	*Based on Year End 2023 Forecast being met - EBITDA target: $ 22,328,211
6	Within 30 days of Year End 2024 Audited Financials	*$21,000,000	First Party	$15,000,000 to Gerab National Enterprise LLC and $3,000,000 to Saseendran Kodapully Ramakrishnan and $3,000,000 to Quality International Co Ltd FZC
	*Based on Year End 2024 Forecast being met - EBITDA target: $ 27,144,231

The Purchase Agreement also contains certain restrictive covenants whereby the shareholders selling the Shares are prohibited from (a) competing with the business of the Company, (b) soliciting employees of the Company and (c) intentionally interfering with the Company’s business relationships, in each case during the two-year period immediately following the Closing.

Following its acquisition by our Company, QI will continue its operations as a process manufacturer and the Company plans to continue acquiring businesses in the Industrial and Manufacturing Sectors.

Shareholders’ Agreement

As a condition of the Purchase Agreement, we have entered into a Shareholders’ Agreement with the other two Shareholders of QI to, among other things, establish the governance of QI, restrictions on share transfers, the financing of QI going forward and to govern disputes among Shareholders.

We shall occupy two non-paid board seats of QI. There is another board seat for existing QI shareholders. A final independent board seat is to be chosen by us and the existing Shareholders. Within fifteen (15) months from the date of the SPA, we will assist the newly created board by arranging up to $100,000,000 USD in the form of debt financing to be secured against the financials of QI, for the benefit of QI’s execution of long-term orders and projects and to meet the cashflow requirements of QI.

Petro Line FZ LLC

On January 27, 2022, QIND, signed a Share Purchase Agreement to acquire 51% control of Petro Line FZ-LLC (Petro Line), an established an oil refinery providing oil refining services registered in the United Arab Emirates. The purchase price for the Shares shall be up to $1,530,000 in cash, paid in three tranches, subject to the achievement of financial milestones presented in a schedule of payments which are set forth in the Purchase Agreement filed with this Form 10-K.

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website addresses are www.qualityindustrialcorp.com, http://qualityinternational.ae and https://petroline-refinery.com and our email address is info@qualityindustrialcorp.com. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

New Business Direction – Industrial & Manufacturing

Quality Industrial Corp. is the Industrial and Manufacturing subsidiary of ILUS. QIND has planned future acquisitions and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission.

Quality International Co Ltd FCZ

We signed a Purchase Agreement to acquire a 52% interest in Quality International Co Ltd FCZ on January 18, 2023.

Quality International specializes in the following industries and field of activities set below in the graphics:

•	Oil & Gas Industry
•	Refineries & Petrochemicals Industry
•	Chemical, Fertilizer, Metals & Mineral Processing Industry
•	Offshore Industry
•	Water & Wastewater Treatment Plants
•	Power & Desalination Industry

Manufacture of Process Equipment
Design
Process Skids & and Modular Assemblies
Detail Engineering
Pipe Spools & Piping System Installations
Procurement
Heavy Structures - Jakets, Flare Trestles
Fabrication
Tank Farms
Testing
Turnkey Projects
Site Installation & Commercial Assistance

Manufacturing Range:

1.	Pressure Vessels, Reactors & Columns. All metallurgies with shell thickness up to 135 mm:
▪	Carbon Steel / LTCS
▪	Stainless Steel
▪	Duplex & Super Duplex
▪	Low Alloy Steel
▪	Non-ferrous Alloys
▪	Clad Steels (SS, Inconel, Incoloy, Ti)
▪	CS Rubber Lined

2.       Shell & Tube Heat Exchangers, Evaporators/Condensers & Re-boilers/Waste Heat Boilers:

Materials of Construction:

▪  Carbon Steel / LTCS

▪  Stainless Steel

▪  Duplex & Super Duplex SS

▪  Titanium

▪  Non-ferrous Alloys

▪  Clad Steels (SS, Inconel, Incoloy, Ti)

3.       Pipe Spools Fabrication and Piping Systems:

Materials of Construction:

  Carbon Steel / LTCS
  Stainless Steel
  Duplex & Super Duplex SS
  Non-Ferrous Alloys
  Clad Steel
  CS Rubber Lined
  Fiber Reinforced Plastic

4.       Process Skids & Modular Assemblies:

▪  Test Separators

▪  Gas Refrigeration Modules

▪  Fuel Gas Conditioning Skids

▪  Gas Dehydration Modules

▪  Filtration Skids

▪  Desalination Plant Modules

▪  Skidded Equipment

▪  Process Modules

▪  Pipe Rack Modules

5.       Process & Storage Tanks.

▪ Warehouse Fabricated & Field Erected Metallic Tanks

▪  With Fixed Cone Roof / Al Dome

▪  With External Floating Roof

▪  With internal Floating Deck & Al Dome

6.       Heavy structures (On-shore & Off-Shore)

▪  Piles

▪  Jackets

▪  Decks

▪  Bridges & Flare Trestles

▪  Top Sides

▪  Offshore Process Platform

▪  Auxiliary Structures

7.       Turnkey Projects & EPC Contracts. Full scope of work including Civil, Mechanical, Electrical and Instrumentation for:

▪  Tank Farms

▪  Lubricant Blending Plants

▪  Process Plants

▪  Pipeline and BOP Packages

Intellectual Property

QI does not own its own registered intellectual property rights. The company’s intellectual property resides in its specific manufacturing processes, capability, compliance, and certifications that have made it a trusted manufacturer for many large global multinationals including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol, Gasco.

QI has the following certifications:

Category	Type	Reference
Certification	ISO 9001: 2015	Hamriyah Facility
Certification	ISO 14001:2015	Hamriyah Facility
Certification	ISO 45001:2018	Hamriyah Facility
Certification	Manufacturer and Welding Shop acc. To AD 2000-Code / DIN EN ISO 3834	Hamriyah Facility
Certification	ASME U Certificate of Authorization for Pressure vessels	Hamriyah Facility
Certification	ASME U2 Authorization to Manufacture Class 1 and Class 2 pressure vessels	Hamriyah Facility
Certification	ASME S Authorization to manufacture and assembly of power boilers	Hamriyah Facility
Certification	National Board of Boiler & Pressure Vessel Inspectors – Accreditation of “R” Repair Organizations	Hamriyah Facility
Certification	National Board of Boiler & Pressure Vessel Inspectors – Authorised to apply “NB” mark and register pressure vessels.	Hamriyah Facility

Competition

A list of some QI’s competitors is provided below:

•	IFS Solutions
•	Harris Pye
•	Aarya Engineering

Employees

We have 5 employees in QIND consisting of the Officers and our Director and QI employs approximately 1350 full time employees and up to 1750 in peak periods. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Petro Line FZ LLC

On January 27, 2022, QIND, signed a Share Purchase Agreement to acquire 51% control of Petro Line FZ-LLC (Petro Line), an established oil refinery providing oil refining services registered in the United Arab Emirates. The purchase price for the Shares shall be up to $1,530,000 in cash, paid in three tranches, subject to the achievement of financial milestones presented in a schedule of payments which are set forth in the Purchase Agreement filed with this Form 10 and scheduled below. The acquisition closed on January 27, 2023.

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	To be paid within 14 days of signing this Share Purchase Agreement (closing). Payment to be utilized towards the restoration of the RAK facility with factory restoration to be completed and full operational capacity obtained within 2 months from the date of payment.	$500,000	QIND	Petro Line
2	To be paid on or within 6 Months after closing, provided mutually agreed performance and KPIs are met.	$500,000	QIND	Petro Line
3	To be paid on or within 12 Months after closing, provided mutually agreed performance and KPIs are met.	$500,000	QIND	Petro Line

The minimum agreed performance and KPIs for tranches 2 & 3 are set forth below:

Year	EBIDTA USD
2023	1,609,671.17
2024	1,690,154.73

Manufacturing Range:

Petro Line is an oil refinery which refines crude oil of all kinds and re-refines or re-separates various spent oil extracts, petroleum and chemical materials resulting from incomplete distillation operations or from production lines, washing tanks of ships or other chemical processes in factories. Below is the current facilities owned by Petro Line for the purposes of providing the refining services:

1.	Final Product Tanks

The final product tanks store a various types of final product dependent on customer requirement. It is mainly possible to specify the following materials:

•	White light products (Naphtha – Kerosene – Solvents)
•	Heavy Products (Fuel Oil – Cutter Stock – Assorted Heavy Distillers)

2.	Heat Exchangers

We have two sets of heat exchangers on site. The first is used for condensing and cooling the light picks, the second set is for cooling the heavy cuts.

3.	Weigh-bridges

Our Weigh-bridges are mainly used for weighing large vehicles such as trucks or containers. Accurate weighing maintains efficiency by providing exact figures to maintain inward and outward goods.

4.	Firefighting Pumps

Our state-of-the-art firefighting systems are critical to our protection of employees, customers and property. At our factory, we operate 3 firefighting pump systems accompanied by several large water and foam storage stations.

5.	Control Panels

Our Scada PLC Automation Panels ensure efficient operations and allow for scalable expansion of the facility.

6.	Operation Tanks

Our operation tanks contain raw materials during the refining stage, and its capacity is 150 tons of raw materials. We are expanding this capacity in the near future with additional tanks. The current tank is completely isolated to preserve heat and reduce the time required for refining, thus raising the overall production capacity of the unit.

7.	Distillation Columns

Our cylindrical distillation column provides high flexibility and premium quality of distilled materials. We offer flexibility to distill a wide range of raw materials with specifications that suit market needs. Distillation takes place inside our fully insulated vertical cylindrical tower where raw materials are separated into their required cuts.

Competition

A list of Petro Line FZ-LLC competitors is provided below:

•	Takreer Refinery
•	Eagle Oil Refining Co LLC

Employees

As of December 31, 2022, we had approximately 18 employees in Petro Line FZ-LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Corporate History

The Company was incorporated in the state of Nevada under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006 the Company changed its name to Bixby Energy Systems Inc. The Company changed its name to Power Play Development Corporation in September 2006. In April 2007 the Company changed its name to National League of Poker, Inc. In October 2011 the Company changed its name back to Power Play Development Corporation. In March 2018 the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company then changed its name to Wikisoft Corp.

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019, in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. Rasmus Refer was previously the CEO of the Company until August 31, 2020, and Director of the Company until November 30, 2020, and our current CEO and sole director were appointed thereafter as described in detail below.

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

On August 4, 2022, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly owned subsidiary, Quality Industrial Corp. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “Quality Industrial Corp.” and our Articles of Incorporation have been amended to reflect this name change. Our common stock trades under the symbol “QIND.”

On March 9, 2023, we changed our SIC code of the Company to SIC 3590 – Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

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

Emerging Growth Company

The Company qualifies as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, it may choose to follow disclosure requirements that are scaled for newly public companies. A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement.

For so long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” In particular, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);
•	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);
•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;
•	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act

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

Additional Information

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Registration Statement on Form 10, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10. In assessing the risks below, you should also refer to the other information contained in this Form 10, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which originated in China, was declared by the World Health Organization to be a “pandemic,” and spread across the globe. A health epidemic or pandemic or other outbreak of communicable diseases, such as the COVID-19 pandemic, poses the risk that we, or our current and potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users, or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition. COVID-19 has not recently had any material impact on our operations, supply chain, liquidity or capital resources. During the lockdowns we however saw significant shipping delays, consumer orders on hold due to budgetary restrictions as well as a slow-down in our planned acquisitions due to flight restrictions limiting on site due diligence. The company has as a mitigant to future COVID-19 outbreaks increased its number of suppliers of raw materials to reduce the risk of production capabilities and order back-logs.

 Risks Relating to Macro Conditions and Our Financial Condition

Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated business opportunities will be realized on schedule or at all, or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness and any amounts borrowed under future credit facilities, or to fund our other liquidity needs.

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations, and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand in our industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

Although this is presently not the case, nor do we currently foresee it, we cannot assure that we will be able to refinance any of our indebtedness or obtain additional financing as well as prevailing market conditions. As a result, we could face liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations.

The lending documents restrict, and any agreements governing future indebtedness may restrict, our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet indebtedness service obligations when due.

If we are unable to successfully identify, complete and integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and will continue to be a significant component of our growth strategy. We seek to identify and complete acquisitions and may continue to make strategic acquisitions. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected to achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, and operating results. We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisitions as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, shareholders, and other stakeholders on climate change issues, could negatively affect our business and operations.

The effects of climate change create short and long-term financial risks to our business, both in the U.S. and globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate related changes can increase variability in or otherwise impact natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events (e.g., flooding, hurricanes, and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality). We expect climate change could affect our facilities, operations, employees, and communities in the future, particularly at facilities in coastal areas and areas prone to extreme weather events and water scarcity. Our suppliers are also subject to natural disasters that could affect their ability to deliver or perform under our contracts, including as a result of disruptions to their workforce and critical infrastructure. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.

Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns may adversely affect us, our suppliers, and our customers. Some of our facilities are, for example, engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide, or rely on products from others that do so. We have worked for years to reduce our reliance on fossil-based energy sources, to decrease our greenhouse gas emissions, to reduce our consumption of water and production of waste, and to ensure our compliance with environmental regulations where we operate, enhancing our record of environmental sustainability. However, new, and evolving laws and regulations could mandate different or more restrictive standards, could require capital investments to transition to low carbon technologies, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. Our suppliers may face similar challenges and incur additional compliance costs that are passed on to us. These direct and indirect costs may adversely impact our results.

We may be adversely affected by the effects of inflation.

Inflation in wages, materials, parts, equipment, and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices, we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. The Company has currently experienced inflationary pressures on its supply chain due to increased shipping costs, increased energy prices for manufacture of our commercial products as well as increased prices from suppliers of raw materials. We have so far been able to offset inflationary pressure to consumers, but it cannot be guaranteed that that our results of operations will not be adversely affected by inflation in the future and could reduce sales and/or operating margins, and overall financial performance.

We are Dependent on the Availability of Raw Materials, Parts and Components Used in our Products.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow.

Increases in the price of commodities could impact the cost or price of our products, which could impact our ability to sustain and grow earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of plastic, aluminum, steel, and other raw materials. In the past raw material prices have experienced volatility which has been unforeseen and unexpected. Commodity pricing has fluctuated over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

We May be Subject to Loss in Market Share and Market Acceptance as a Result of Performance Failures, Manufacturing Errors, Delays or Shortages.

There is a risk that for unforeseen reasons we may be required to repair or replace products in use or to reimburse customers for products that fail to work or meet strict performance criteria. To date, we have experienced some product failures related to electronic and mechanical components within equipment and vehicles. These are either repaired under warranty or at cost to the customer or under a maintenance agreement.

Other disruptions in the supply chain process or product sales and fulfilment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, wars and conflict, natural disasters such as hurricanes, tornadoes or wildfires, property damage from riots, and other environmental factors and the impact of epidemics or pandemics, such as Covid-19, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation.

We have taken steps to limit remedies for product failure to the repair or replacement of malfunctioning or non-compliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain sales transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We intend to carry product liability insurance, but coverage we secure may not be adequate to cover potential claims. Moreover, to the extent we have to repair, reimburse, or expend funds to cover customer service issues, our results of operations will be negatively affected.

The Markets the Company operates in are Highly Competitive which Could Reduce Sales and Operating Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products and methods that are more efficient or may adapt quicker to new technologies or evolving customer requirements. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, operating margins, and overall financial performance.

The Company’s Business Operations May Be Adversely Affected by Information Systems Interruptions or Cybersecurity Intrusions.

The Company depends on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, the Company could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of the Company’s systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to the Company’s reputation. While the Company attempts to mitigate these risks by employing a number of measures, including having hired an IT manager with cyber security expertise, who reports directly to our management team overseeing the parent company and its subsidiaries, employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We have currently not been subject to cybersecurity breaches in our supply chain, software, or services used in our products, services, or business. A severe future cybersecurity incident in our supply chain could however reduce sales, operating margins, and overall financial performance.

Our long-term success depends, in part, on our ability to operate and expand internationally, and our business is susceptible to risks associated with international operations.

Currently, we only maintain operations in the United Arab Emirates, and plan to continue our efforts to expand globally, in jurisdictions where we do not currently operate. The Company expects international operations and export sales to continue to constitute the majority of our sales and assets in the foreseeable future. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term. Although we have operating experience in many foreign jurisdictions, we must still continue to make significant investments to build our international operations. The Company’s sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

•         Costs, risks and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of customers, and the threats of local competitors;

•         Risks of economic instability, including due to inflation;

•         Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;

•         Costs and risks associated with local and national laws and regulations governing the industries in which we operate, health and safety, climate change and sustainability, and labor and employment;

•         Operational and compliance challenges caused by distance, language, and cultural differences;

•         Costs and risks associated with compliance with international tax laws and regulations;

•         Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;

•         Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;

•         Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices;

•         Currency exchange rate fluctuations and restrictions on currency repatriation;

•         Competition with companies that understand the local market better than we do or that have preexisting relationships with regulators and customers in those markets;

•         Adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”)

•         Reduced or varied protection for intellectual property rights in some countries

•         Disruption of operations from labor and political disturbances;

•         Withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries

•         Changes in tariff and trade barriers; and

•         Geopolitical events, including natural disasters, climate change, public health issues, political instability (such as war between Ukraine and Russia), terrorism, insurrection, or war.

Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs without a corresponding benefit. We cannot guarantee that our international operations or expansion efforts will be successful.

Any of these events as well as related events not aforementioned, could have a materially adverse impact on the Company and its operations.

Uncertainty Related to Environmental Regulation and Industry Standards, as well as Physical Risks of Climate Change, Could Impact the Company’s Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase the Company’s expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company's operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company's business, results of operations and financial condition could be adversely impacted.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the UAE which is however pegged to the US dollar. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations.

A Significant or Sustained Decline in Commodity Prices Including Oil Could Negatively Impact the Levels of Expenditures by Certain of the Company’s Customers.

Demand for the Company’s products depends, in part, on the level of new and planned expenditures by certain of its customers. The level of expenditures by the Company’s customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates and volatility in commodity prices, including oil, can negatively affect the level of these activities and impact our subsidiaries and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of the Company’s customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for the Company’s products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts the absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on the Company and its financial condition and results of operations.

We are dependent on financing for the continuation of our operations.

It can at times be difficult to predict our capital needs on a monthly, quarterly, or annual basis. Our future is dependent upon our ability to obtain profitable operations or financing. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. We do not have financing in place at this time for all future planned acquisitions. We may not have access to financing or on terms that are acceptable to us. Any lack of funds from operations or fundraisings for any shortage could be detrimental to our ability to continue operations and negatively impact us and our financial condition, results of operations and cash flow.

Risks Related to Legal, Accounting and Regulatory Matters

An Unfavorable Outcome of Any Pending Contingencies or Litigation Could Adversely Affect the Company.

The Company is currently not involved in pending legal proceedings arising in the ordinary course of business. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumptions. For additional detail related to this risk, see Item 8, “Legal Proceedings”.

The Sale of our Products Involves Potential Product Liability and Related Risks that Could Expose us to Significant Insurance and Loss Expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles for our insurances and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages. Quality International and Petro Line both have General Liability Cover.

Failure by us to Maintain the Proprietary Nature of our Technology, Intellectual Property and Manufacturing Processes Could Have a Material Adverse Effect on our Business, Operating Results, Financial Condition, Stock Price, and on our Ability to Compete Effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patent licenses or trademarks we hold may not be broad enough to protect our technology. In addition, our patent licenses or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent, or superior to ours, or become available in the market at a lower price.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations, financial results, and stock price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we Fail to Comply with the Rules under the Sarbanes-Oxley Act Related to Accounting Controls and Procedures, or if Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price Could Decline Significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on the Company.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws. However, the Company’s subsidiaries operate in certain countries that are recognized as having governmental and commercial corruption. The Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on the Company and its financial condition and results of operations.

Changes in Tax laws or Exposure to Additional Income Tax Liabilities Could have a Material Impact on our Company, the Results of Operations, Financial Conditions and Cash Flows.

We are subject to income taxes, as well as non-income-based taxes in the jurisdictions in which we operate, as well as jurisdictions such as the United States, in which we intend to have operations. The tax laws in these could change on a prospective or retroactive basis, and any such changes could adversely affect us and our effective tax rate.

Taxation regulation in territories around the world can also change very quickly, which may mean that all the implications for businesses may not have been fully thought through by the regulating authorities before final guidelines and laws are issued. Furthermore, any changes made by tax authorities, together with other legislative changes, to the mandatory sharing of company information (financial and operational) with tax authorities on both a local and global basis, could lead to disagreements between jurisdictions with respect to the proper allocation of profits between such jurisdictions. We therefore continuously monitor changes to tax regulation and double tax treaties between the territories in which we operate. We also maintain a comprehensive transfer pricing policy to govern the flow of funds between various tax territories.

We are further subject to ongoing tax audits in the various jurisdictions in which we operate. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on the business, financial condition, results of operations, and cash flows.

While we have recorded reserves for potential payments to various tax authorities related to uncertain tax positions, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in payment that is significantly different from our estimates. If the payment proves to be less than the recorded reserves, the reversal of the liabilities would generally result in tax benefits being recognized in the period when we determine the liabilities to be no longer necessary. Conversely, if the payment proves to be more than the reserves, we could incur additional charges, and these could have a materially adverse effect on the business, financial condition, results of operations, and cash flows.

Laws and Regulations Governing International Business Operations Could Adversely Impact Our Company.

The US Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and the Bureau of Industry and Security at the US Department of Commerce (“BIS”) administer certain laws and regulations that restrict US persons and, in some instances, non-US persons, in conducting activities, transacting business with, or making investments in certain countries, governments, entities and individuals subject to US economic sanctions.

Our international operations subject us to these laws and regulations, which are complex, restrict business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced, or interpreted in a manner that materially impacts our operations. From time to time, certain subsidiaries have limited business dealings in countries subject to comprehensive sanctions.

Certain of our subsidiaries sell products, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with compliance with such laws and regulations. However, there can be no assurance that these will prevent us from violating these regulations in every transaction in which we may engage. As such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

We are subject to changes in contract estimates in our Subsidiaries

We account for substantially all long-term contracts utilizing the cost-to-cost method of percentage-of-completion accounting. This accounting requires judgment relative to assessing risks, estimating revenues and costs, and making assumptions regarding the timing of receipt of delivery orders from our customer and technical issues. Due to the size and nature of these contracts, the estimation of total revenues and costs is complicated and subject to many variables. We must make assumptions regarding for example expected increases in material costs, wages and employee benefits, engineering hours, productivity and availability of labor and allocated fixed costs. Changes to production costs, overhead rates, learning curves and/or supplier performance can also impact these estimates. Furthermore, under the revenue recognition accounting rules, we can only include units in our estimates of overall contract profitability after we have received a firm delivery order for those units. Because new orders have the potential to significantly change the overall profitability of cumulative orders received to date, particularly early in the contract when fewer overall units are on order, the period in which we receive those orders will impact the estimated life-to-date contract profitability. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition and/or profitability.

General Risk Factors

The Company’s Success Depends on Its Executive Management and Other Key Personnel.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on the Company. The availability of highly qualified talent is limited and the competition for talent is robust. However, the Company provides long-term equity awards and certain other benefits for its executive officers which provides incentives for them to make a commitment to the Company. The Company’s future success will depend on its ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on the Company’s operations and implementation of its strategic plan.

Challenges with Respect to Labor Availability Could Negatively Impact the Company’s Ability to Operate or Grow the Business.

The Company’s success depends in part on the ability of its businesses to proactively attract, motivate, and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect the Company’s operating results or its ability to operate or grow the business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness could adversely affect the Company’s operating results or its ability to operate or grow the business.

Risks Related to our Management and Control Persons

Our largest shareholder, officer, director, Nicolas Link holds substantial control over the company and is able to influence all corporate matters, which could be deemed by shareholders as not always being in their best interests.

Nicolas Link, our Chairman of the Board of Directors) holds substantial control of our company with his approximately 75.5% of the outstanding shares of common stock through our parent company ILUS. By virtue of his ownership of common stock, Mr. Link is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.

We are dependent on the continued services of our Director and Chairman and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued availability of Chairman, Nicolas Link and CEO, John-Paul Backwell, and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance, but the company is currently investigating and plans to obtain one. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our Officers and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

If we lose the services of our officers and key personnel and fail to replace them if they depart, we could experience a negative effect on our financial results and stock price. The loss and our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Certain of our officers and directors have other business pursuits that might interfere with their work on our business.

Our key management and board are also represented on the management and board of ILUS, our parent company. As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. This and other conflicts of interest may arise between us and our officers and director in that they have other business interests currently, with respect to ILUS, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only four officers and one director. We will seek to add additional officers and/or directors with industry experience and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

In an effort to resolve such potential conflicts of interest, our officers and director have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to ILUS, and it would determine whether to include such opportunity in QIND or another subsidiary.

In general, our officers and director are required to present business opportunities to ILUS, which may include QIND, if:

▪	ILUS could financially undertake the opportunity, through QIND;
▪	the opportunity is within the line of business of QIND

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor their other business interest over the needs of our company. These competing business interests could interfere with what our ability to successfully implement our business plan..

Risks Relating to our Securities

We may conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We may be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders but with the aim to increase overall value for all shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

Our common stock is quoted on the OTC Market under the symbol, “QIND.” The market price of our common stock is likely to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including:

•         government regulation of our Company and operations.

•         the establishment of partnerships.

•         intellectual property disputes.

•         additions or departures of key personnel.

•         sales of our common stock.

•         our ability to integrate operations, technology, products and services.

•         our ability to execute our business plan.

•         operating results below expectations.

•         loss of any strategic relationship.

•         industry developments.

•         economic and other external factors; and

•         period-to-period fluctuations in our financial results.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of December 31, 2022, a total of 102,883,709 shares of our common stock were outstanding. Of those shares, 21,612,990 are currently without restriction, in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

The issuance of shares of our common stock upon conversion or exercise of convertible notes, will dilute ownership to existing shareholders and may cause our stock price to fall.

Any issuance of additional common stock by us in the future as a result of the conversion or exercise of convertible notes or debt settlements would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have issued shares of our common stock, as well as other securities such as convertible notes, which are convertible into shares of our common stock, in financing transactions that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders or derivative security holders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

Future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders. We have and may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficially transactions to our common stockholders.

Pursuant to our Articles of Incorporation, we currently have authorized 200,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in dilution of the percentage ownership of our stockholders at the time of issuance, result in dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

An issuance of shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

We have never declared or paid any cash dividends or distributions on our capital stock.

We have never declared or paid any cash dividends or distributions on our capital stock. While we may not anticipate paying a dividend in the short-term and we currently intend to retain short-term earnings for growth, we may do so in the medium to long-term future.

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

The stock market in general, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be timely made and set at expected performance levels and could affect the price of our shares.

Risks Relating to Our Company and Industry

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

In the event that we are unable to successfully compete in our industry, we may not see lower profit margins

We face substantial competition in our industry. Due to our smaller size, it can be assumed that some of our competitors have greater financial, technical, and other competitive resources. Accordingly, these competitors may have already begun to establish superior technologies in our industry. We will attempt to compete against these competitors by developing technology that exceed what is offered by our competitors. However, we cannot assure you that our technology will outperform competing technology, or that our competitors will not develop new products or services that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

•	Lower than projected revenues;

•	Price reductions and lower profit margins.

Any one of these results could adversely affect our business, financial condition, and results of operations.

In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

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

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

•	the potential loss of key employees of acquired companies;

•	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES

Quality industrial Corp. has a virtual office at 315 Montgomery Street, 94104 San Francisco, CA, USA. The cost per month is $113 and is renewed annually.

Quality International Co Ltd FCZ leases facilities at the addresses in the Hamriyah Free Zone, PO Box: 50622,  Sharjah,UAE. set in table below with the square meter sizes and monthly leasing prices as indicated per facility.  In total Quality International Co Ltd FCZ leases properties exceeding 220,000 square meters.

Plot No	Area SqM	Annual Rent in USD (3,67 AED)
22C/1	10.090	$285.204
22C/2	10.844
6C-01B	6.989	$47.609
6C-02	81.791	$557.159
6C-03	46.179	$314.571
6C-04	16.000	$108.992
HD-22D	30.843	$588.286
HD-22E	15.000	$286.104
HD-22F	4.114	$78.469
Total	221.850	$2.266.393

Petro Line FZ LLC leases and operates facilities from the following two locations which are renewed annually:

•	Plot PL018, Al Hulaila lndustrial Zone-FZ, Dubai, United Arab Emirates, space of 2525.64 sqm at AED 88,397.40.
•	Plot PL024, Al Hulaila lndustrial Zone-FZ, Dubai, United Arab Emirates, space of 3205.74 sqm at AED 89,700.00.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is quoted on the OTC Markets under the symbol “QIND” and has been quoted on the OTC since October 16, 2018. Previously, our common stock was quoted on the OTC Markets, under the symbol “WSFT.” There is currently limited liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

Holders

As of December 31, 2022, we had 304 shareholders of common stock per our transfer agent’s shareholder list with others held in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of our business.

Equity Compensation Plan Information

We do not currently have an equity compensation plan in place.

Recent Sales of Unregistered Securities

From January 1, 2021, to December 31, 2021, we made the following issuances:

•	On June 8, 2021, we issued 25,000 shares of our common stock for services.

•	On September 10, 2021, the Company issued 1,500,000 shares the Company’s $0.001 par value common to the CEO Carsten Kjems Falk pursuant to his employee agreement. The shares were valued on the date of grant at $2.75 per share or $4,125,000.

•	On September 10, 2021, the Company issued 111,111 shares of the Company’s $0.001 par value common stock to the Chairman Paul Quintal pursuant to his employee agreement. The shares were valued on the date of grant at $1.70 per share or $188,889.

From January 1, 2022, to December 31, 2022, we made the following issuances:

•	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

•	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

•	On February 28 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550.

•	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

•	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

•	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash. As of March 31, 2022, the cash had not been received and was recorded as stock receivable.

•	On April 22, 2022, the Company issued 595,500 shares of common stock for $27,017 cash.

•	On July 28, 2022, the Company issued 2,000,000 shares of common stock for $82,572 cash for debt conversion.

•	On August 3, 2022, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $1,100,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

•	On March 17, 2023, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $200,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

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

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Annual Report on Form 10-K.

Overview

QIND is a Nevada Corporation majority owned by Ilustrato Pictures International Inc. (ILUS). ILUS functions as a Mergers and Acquisitions company, which concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. QIND functions as ILUS’s Industrial & Manufacturing subsidiary.

QIND’s operating companies specialize in the manufacturing and assembling of process equipment, piping, and modules for the oil, gas, and energy sectors with key end-users in the fields of Oil & Gas, Off-shore, Refineries & Petrochemical, Waste-water, Chemical, Fertilizer, Metals and Mineral Processing.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the war in Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate, can impact the demand of our products range. The Industrial and Manufacturing sectors are impacted by the overall economic environment. Tenders can be withdrawn and lead times for the manufacturing can be affected which can result in cancellation of orders if not delivered on time.

Impact of Acquisitions

A significant component of our growth is through the acquisition and consolidation of operating companies in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and sales synergies within the operating businesses with the aim to expand globally. The benefits of these integration efforts may not positively impact our financial results instantly but is expected to do so in the medium to long-term future.

Plan of Operations

First Half of 2023

QIND acquired 52% of Quality International Co Ltd FCZ (QI) on January 18, 2023, and 51% of Petro Line FZ-LLC on January 27, 2023. Quality International Co Ltd FCZ currently has signed purchase orders exceeding $150M in various stages of the manufacturing process and an additional $220M in expected orders.

The company forecasts revenue upwards of $150M for the FY 2023 and will file an 8-K for its acquisition of Quality International with Pro Forma Financial Information within 71 days of closing dated March 6, 2023. The Company will allocate resources to our recently acquired subsidiaries with the aim to increase efficiency, drive increased sales and positively impact their financial results. Allocated personnel will primarily focus on optimizing margins of supplies and raw materials, logistics and production processes.

QIND is engaging with an Investment Bank as strategic advisors (under a Confidentiality Agreement) to pursue the company’s goal of completing a successful uplisting to a major stock exchange in conjunction with a simultaneous debt financing.

Second Half of 2023

In the second half of 2022, QIND anticipates acquiring additional companies in the industrial and manufacturing sectors and will continue with the integration and optimization of its current operating companies. With the group’s expansion and growth, we also anticipate hiring executives and personnel with significant industry experience to streamline financial reporting, compliance, Investor Relations and to improve our corporate governance in line with the anticipated uplist to a major stock exchange.

Results of Operations

Revenues

We earned $65,603,673 in revenue for the year ended December 31, 2022, as compared with revenue of $0 for the year ended December 31, 2021. The increase in revenue is a result of revenue from our acquisition of Quality International and consolidation in 2022. Quarter on Quarter (QoQ),we saw a 47.8% increase in Revenues of $9,134,073 from $19,126,800 in Q3 to $28,260,873 in Q4.

Operating Expenses

Operating expenses increased from $5,175,042 for the year ended December 31, 2021, to $11,471,128 for the year ended December 31, 2022. Our operating expenses in 2022 were mainly as a result of the acquisition of Quality International. Our operating expenses in 2021 were mainly the result of shares issued to our CEO and Chairman at that time in the amount of $4,720,214, resulting in the majority of increased operating expenses.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisitions. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Income/Expenses

We had other expenses of $4,147,739 for the year ended December 31, 2022, as compared with insignificant other expenses consisting of interest expenses for the same period ended 2021. Our other expenses in 2022 were mainly the result of interest expenses on the bank loans and depreciation for Quality International.

Net Income/Net Loss

We incurred net income of $6,773,268 for the year ended December 31, 2022, compared to a net loss of $5,179,500 for the same period ended December 31, 2021. Quarter on Quarter (QoQ) we saw a 5.5% increase in Net Income of $134,585 from $2,431,115 in Q3 to $2,565,700 in Q4. The increase in Net Profit for the quarter resulted in a Net Profit per common share (Earnings Per Share - EPS) for the twelve months ended December 31, 2022, of $0.07 with an annualized EPS value of $0.10 per common share, with a P/E ratio (Price Earnings) of 4.71 and a trailing P/E ratio of 3.11 based upon a share price of $0.31 as of December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had total current assets of $111,601,921 and total current liabilities of $144,686,121. We had working capital deficit of $33,084,200 as of December 31, 2022. This compares with a working capital deficit of $579,300 as of December 31, 2021.

Financing activities provided $45,729,636 in cash for the year ended December 31, 2022, as compared with $405,299 in cash provided for the same period ended 2021.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

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

Critical Accounting Policies.

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed Note 2 of our audited financial statements included in this Annual Report on Form 10-K.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

Name	Current Age	Position
Nicholas Link	42	Chairperson
John-Paul Backwell	42	Chief Executive Officer
Louise Bennett	52	Chief Operating Officer
Krishnan Krishnamoorthy	58	Chief Financial Officer
Carsten Kjems Falk	48	Chief Commercial Officer

Nicholas Link

From 2021 to the present, Mr. Link was Chief Executive Officer of Ilustrato Pictures International Inc. The parent company ILUS entered into an amended employment agreement Mr. Link on June 30, 2022, which also governs his contract in QIND.

Mr. Link holds the position as Chairman of the Board of Directors at Dear Cashmere Holding Co. (Swifty Global) “DRCR”. On December 7, 2022, Mr. Link was appointed as CEO and Chairman of the Board of Directors for CGrowth Capital, Inc (CGRA).

Aside from that provided above, Mr. Link does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

John-Paul Backwell

From 2021 to the present, Mr. Backwell was Managing Director of Ilustrato Pictures International Inc

The parent company ILUS entered into an amended employment agreement Mr. Backwell on June 30, 2022, which also governs his contract in QIND. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

Aside from that provided above, Mr. Backwell does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Louise Bennett

From 2021 to the present, Ms. Bennett was the Chief Operational Officer Ilustrato Pictures International Inc. The parent company ILUS entered into an amended employment agreement with Ms. Bennett on June 30, 2022, which also governs her contract in QIND.

Aside from that provided above, Ms. Bennett does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Krishnan Krishnamoorthy

From 2022 to the present, Mr. Krishnamoorthy was Chief Financial Officer of Ilustrato Pictures International Inc. The parent company ILUS entered into an amended employment agreement with Mr. Krishnamoorthy on June 30, 2022, which also governs his contract in QIND.

Aside from that provided above, Mr. Krishnamoorthy does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Carsten Kjems Falk

Mr. Falk joined the Company on June 1, 2020, as our Deputy Chief Executive Officer and signed a new contract as Chief Executive Officer on September 1, 2020. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

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

Audit Committee

We do not have a separately designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2022, and 2021, the board of directors:

• Reviewed and discussed the audited financial statements with management, and

• Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2021, and 2020, to be included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Conflicts of Interest

Our key management and board are also represented on the management and board of ILUS, our parent company. As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. This and other conflicts of interest may arise between us and our officers and directors in that they have other business interests currently, with respect to ILUS, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt focus of our key management and board and may result in competing loyalties. In addition, our officers and directors have other business interests in companies other than our company and ILUS. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only four officers and one director. We will seek to add additional officers and/or directors as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

In an effort to resolve such potential conflicts of interest, our officers and directors have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to ILUS, and it would determine whether to include such opportunity in QIND or another subsidiary. In general, our officers and directors are required to present business opportunities to ILUS, which may include QIND, if:

▪	ILUS could financially undertake the opportunity, through one or more of its subsidiaries, including QIND;
▪	the opportunity is within the line of business of ILUS through one or more of its subsidiaries, including QIND;
▪	it would be unfair to ILUS or QIND and their respective stockholders not to bring the opportunity to the attention of ILUS.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor ILUS business interest over the needs of our company. These competing business interests could interfere with our ability to achieve optimal success.

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics & Insider Trading Policy which applies to our executive officers, directors and employees, a copy of our code of ethics is filed as Exhibit 14.1 and 14.2 to our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nicholas Link	2022								0
Chairperson	2021								0

John-Paul Backwell	2022								0
CEO	2021								0

Krishnan Krishnamoorthy	2022								0
CFO	2021								0

Louise Bennett	2022								0
COO	2021								0

Carsten Falk	2022	$30,000							$30,000
CCO	2021	$60,000		**$4,125,000					$4,185,00

* Excludes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721. See narrative disclosure for equity break-down. Issuance currently postponed to Q2 due to the planned uplist to a major stock exchange.

** Mr. Falk joined the Company on June 1st, 2020, as our Deputy Chief Executive Officer and became our Chief Executive Officer on September 1, 2020. This amount represents the fair market value of 1,500,000 shares of common stock issued to Carsten Falk pursuant to his Prior Employment Agreement, as such term is defined in the exhibits, in his capacity as the Company’s Chief Executive Officer for employment services. This amount represents the fair market value of $2.75 per share on the effective date of his Prior Employment Agreement. Mr. Falk received a new contract with the parent company ILUS on June 1, 2022.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Officers and Directors of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employee agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies.

Nicolas Link (Chairman)

The parent company ILUS entered into an amended employment agreement with Mr. Link on June 30, 2022, Mr. Link will be issued 2,750,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mr. Link should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Link can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Link is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Links target opportunity equals 1,000,000 common shares in Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company should up list to a National Exchange through an initial public offering (IPO) the Chairman is entitled to an appropriate market-based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

The Chairman is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chairman is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chairman Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, "permanent and total disability", or due to a voluntary termination of employment by The Chief Executive Officer without Good Reason, then The Chairman shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chairman under the terms of any employee benefit plan of the Company.

If the Chairman ’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, "permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Director shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Director becomes entitled to receive severance benefits the Company shall pay and provide for a period of 6 months after the Date of Termination, the Director’s then current base salary per month, a pro rata portion of any annual bonus that the Director would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.1.

John-Paul Backwell (Chief Executive Officer)

The company entered into an amended employment agreement with Mr. Backwell on June 30, 2022. In accordance with his amended employee agreement, Mr. Backwell will be issued 2,250,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mr. Backwell should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr Backwell can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

Mr. Backwell is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Backwell’s target opportunity equals 1,000,000 common shares in Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company should up list to a National Exchange through an initial public offering (IPO) the Chief Executive Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

The Chief Executive Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Executive Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Executive Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary termination of employment by The Managing Director without Good Reason, then The Chief Executive Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to Chief Executive Officer under the terms of any employee benefit plan of the Company.

If the Chief Executive Officer's employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Director becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Director would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.2.

Louise Bennett (Chief Operations Officer)

The company entered into an amended employee agreement on 30th June. In accordance with her amended employee agreement, Mrs. Bennett will be issued 500,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mrs. Bennett should resign, she will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mrs. Bennett can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mrs. Bennett is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mrs. Bennett’s target opportunity equals 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company should up list to a National Exchange through an initial public offering (IPO) the Chief Operations Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

The Chief Operations Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Operations Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Operations Officer’s employment is terminated by the Company for Cause, or if her employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary termination of employment by The Chief Operations Officer without Good Reason, then The Chief Operations Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Operations Officer under the terms of any employee benefit plan of the Company.

If the Chief Operations Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as her Accrued Benefits. In the event the Officer becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Officer would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.3.

Krishnan Krishnamoorthy (Chief Financial Officer)

The company entered into an amended employee agreement signed on June 30, 2022. In accordance with his amended employee agreement, Mr. Krishnamoorthy will also be issued 2,250,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mr. Krishnamoorthy should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Krishnamoorthy can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Krishnamoorthy is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Krishnamoorthy ’s target opportunity equals 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company should up list to a National Exchange through an initial public offering (IPO), the Chief Financial Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), all subject to approval by the Board of Directors.

The Chief Financial Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Financial Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Financial Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, “permanent and total disability”, or due to a voluntary termination of employment by The Chief Financial Officer without Good Reason, then The Chief Financial Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Financial Officer under the terms of any employee benefit plan of the Company.

If the Chief Financial Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Officer becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Officer would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.4.

Carsten Kjems Falk (Chief Commercial Officer)

The parent company ILUS entered into an employment agreement with Mr. Falk on June 1, 2022, in his capacity as Chief Commercial Officer. Pursuant to the agreement, the company agreed to issue 2,250,000 common shares in QIND, for entering the employment agreement and waiving all liabilities as CEO in Quality Industrial Corp. Lock-up of the shares will be under rule 144. If Mr. Falk should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Falk can sell 25% of any remain shares per quarter. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

Mr. Falk is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Falk’s target opportunity equals 250,000 common shares in Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). Any bonus compensation will be pro-rated according to the start date of the Officer. The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Chairman of the board and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will after the annual result discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company should up list to a National Exchange through an initial public offering (IPO) the Chief Commercial Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), all subject to approval by the Board of Directors.

The Chief Commercial Officer is also eligible of up to 30 days per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Chief Commercial Officer is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Chief Commercial Officer’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, "permanent and total disability", or due to a voluntary non-renewal of this Agreement by the Company or due to a voluntary termination of employment by The Chief Commercial Officer without Good Reason, then The Chief Commercial Officer shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Chief Commercial Officer under the terms of any employee benefit plan of the Company.

If the Chief Commercial Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, "permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Officer becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Officer would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.5.

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the years ended December 31, 2022, and 2021.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our Director or Executive Officers.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors.

Director Independence

The Board of Directors is currently composed of one member, which is Nicolas Link. Mr. Link does not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 102,883,709 shares of common stock deemed to be outstanding as of March 30, 2023.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Nicholas Link(3)	77,669,078	75.5%
John-Paul Backwell		%
Krishnan Krishnamoorthy		%
Louise Bennett		%
Carsten Falk	2,000,000	1.9%
All executive officers and directors as a group (2 persons)	79,669,078	77.4%
5% Holders
NONE

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	Based upon 102,883,709 common shares issued and outstanding.
(3)	Includes 77,669,078 shares held in Ilustrato Pictures International Inc. in which Mr. Link has voting and dispositive control.
(4)	Excludes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721. Issuance currently postponed to Q2 due to the planned uplist to a major stock exchange.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, or included in the section titled Executive Compensation, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board of Directors is currently composed of one member. Mr. Nicholas Link does not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2022, and 2021, for professional services rendered by our independent registered public accounting firm Pipara & Co LLP:

Fees	2022	2021
Audit Fees	$25,500	$21,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$25,500	$21,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2022 and 2021 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2022, and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2022 and 2021 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

(a)	Financial Statements
(b)	Exhibits

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quality Industrial Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quality Industrial Corp. (the Company) as of December 31, 2022, the related statements of income, changes in stockholders’ equity, and cash flows for each of the one years in the period ended December 31, 2022, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the one years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

Audit of Quality International Co. Ltd FCZ (Subsidiary)

Quality International Co. Ltd FZC (QI) is a subsidiary of Quality Industrial Corp (QIND), and its financial statements are audited by an independent auditor. As QIND's auditors, we have relied on the audit report issued by QI's independent auditor. Additionally, we have only reviewed the audit report of QI provided to us by QIND's management as an alternative procedure. QI's financial statement was prepared in accordance with US GAAP, and an independent auditor issued an unmodified opinion based on US GAAP. The independent auditor also evaluated the adequacy of QI's accounting and internal control systems. Based on this information, we are comfortable with the consolidated financial statement of QIND provided to us by QIND's management, which includes QI's financial information.

Critical Audit Matter –

Quality Industrial Corp has executed a purchase agreement with Quality International Co Ltd FZC, which includes a letter of intent and a first payment of $1,000,000 made on June 28, 2022. The total payment for this agreement is $137,000,000. This purchase agreement serves as the foundation for consolidating the financial statements of Quality International Co Ltd FZC with

Quality Industrial Corp. Additionally, Quality Industrial Corp has provided us with the agreement between the shareholders of Quality International Co Ltd FZC, which has also been filed with the SEC in an 8k form. This entire process satisfies the requirements for consolidating Quality International Co Ltd FZC with Quality Industrial Corp.

The committed payment for above mentioned agreement is $82,000,000, and the remaining

$55,000,000 will only become payable if certain future conditions are met, which currently make it uncertain. When Quality Industrial Co Ltd FZC was acquired by Quality Industrial Corp, the purchase consideration was determined to be $82,000,000, which is certain. However, if the future payment increases, it will also increase the goodwill valuation for the company in the future, equal to the additional amount paid on top of the committed purchase consideration as explained in Note 5 of Audited financial statement notes.

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2022

Place: Ahmedabad, India Date: March 31, 2023

New York Office: 1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006, INDIA	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parej, Mumbai - 400013	Delhi Office: 1602, Ambadeep Building, KG Marg, Connaught Place New Delhi- 110001	Contact: T: +1 (646) 387 - 2034 F: 91 79 40 370376 E:usa@pipara.com naman@piara.com

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2022	December 31,2021
ASSETS
Current assets
Cash and cash equivalents	1,312,565	15,659
Other current assets	110,289,356	178
Total current assets	111,601,921	15,837

Non- Current assets
Prepaid expenses - long term	—	210,293
Property Plant & Equipment	1,365,585	—
Capital WIP	1,884,569	—
Furniture, Fixtures & Office Equipment	156,370	—
Lease Hold Improvements & Building	17,390,067	—
Right of Use assets	11,906,654	—
Goodwill	56,387,027	—
Total non-current assets	89,090,272	210,293
Total Assets	200,692,193	226,130
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	44,551,407	207,421
Other Current Liabilities	100,134,714	387,716
Total current liabilities	144,686,121	595,137

Long Term liabilities
Convertible Notes	1,100,000	—
Other long-term liabilities	28,028,680	—
Total Long-Term Liabilities	29,128,680	—
Total Liabilities	173,814,801	595,137
Stockholders' Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2022, and December 31, 2021, respectively	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 102,883,709 and 94,738,209 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	102,886	94,740
Additional paid-in capital	12,174,975	11,904,190
Stock Payable	395,101	395,101
Retained Earnings/ accumulated Deficit	(9,438,315)	(12,763,038)
Minority Interest	23,642,745	—
Total stockholders' Equity	26,877,392	(369,007)
Total liabilities and stockholders' Equity	200,692,193	226,130

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	For the Three Months Ended		For the Year Ended
	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021

Revenue	$28,260,873	—	$65,603,673	—

Cost of revenues	18,620,991	—	43,931,541	—

Gross profit	$9,639,882	—	$21,672,132	—
Operating expenses
Professional fees	—	—	255,111	—
Product Development	—	68,210	—	4,843,433
General and administrative	4,123,956	77,958	11,216,017	331,609
Total operating expenses	4,123,956	146,168	11,471,128	5,175,042

Profit/ Loss from Operations	$5,515,926	$(146,168)	$10,201,004	$(5,175,042)

Other Non-Operating expense
Interest on Convertible Notes	19,408	—	31,855	—
Interest expense	3,022,736	1,123	3,840,320	4,449
Loss on License Agreement	—	—	104,550	—
Loss on Currency	—	—	—	9
Depreciation	171,014	—	171,014	—
Total other expense	3,213,158	1,123	4,147,739	4,458
Non-Operating Income
Other Non-Operating Income	262,932	—	262,932	—
Gain on settlement & forgiveness of debt	—	—	457,071	—
Net loss/ profit	$2,565,700	$(147,291)	$6,773,268	$(5,179,500)

Net profit per common share - basic and diluted	0.025	(0.00)	0.07	(0.05)

Weighted average common shares outstanding	102,883,709	95,118,858	102,883,709	95,118,858

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

For the year Ended December 31, 2021, and 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	—	104,964,265	$104,966	7,232,305	$223,226	—	$(7,583,538)	$(3,041)
Common stock issued for cash	—	—	1,624,500	1,625	108,674		—	—	110,229
Common stock issued for Services agreement	—	—	2,149,444	2,149	4,546,190	171,875	—	—	4,720,214
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999		—	—	(1)
Imputed interest	—	—	—	—	3,022				3,022
Net Income	—	—	—	—	—	—	—	(5,179,500)	(169,990)
Balance, December 31, 2021	—	—	94,738,209	$94,740	$11,904,190	$395,101	—	$(12,763,038)	$(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	—	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2550	102,000	—	—	—	104,550
Imputed interest	—	—	—	—	745	—	—	—	745
Net Income	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	—	100,288,209	$100,290	$12,073,484	395,101	$(11,725)	$(12,933,028)	$(375,878)
Common stock issued for cash	—	—	595,500	$596	26,421	—	11,725	—	38,742
Imputed interest	—	—	—	—	753	—	—	—	753
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Net Income	—	—	—	—	—	—	—	1,946,443	1,946,443
Balance, June 30, 2022	—	—	100,883,709	$100,886	$12,094,375	$395,101	—	$(10,986,585)	$1,603,777
Common stock issued	—	—	2,000,000	$2,000	80,600	—	—	—	82,600
Net Income	—	—	—	—	—	—	—	2,431,115	2,431,115
Balance, September 30,2022	—	—	102,883,709	$102,886	12,174,975	395,101	—	$(8,555,470)	$4,117,492
Net Income	—	—	—	—	—	—	—	(882,845)	(882,845)
Balance, December 31,2022	—	—	102,833,709	$102,886	12,174,975	395,101	—	$(9,438,315)	$3,234,647

Minority Interest and other shareholding in other subsidiaries									$23,642,745
Total Stockholders’ Equity including Minority Interest									$26,877,392

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year Ended
	December 31,2022	December 31,2021
Cash Flows from Operating Activities
Net profit	6,773,268	(5,179,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance Cost	3,872,175	—
Stock Based Compensation	—	4,720,214
Increase in Current assets	(110,289,179)	(19,949)
Increase in Accounts payable	44,343,986	70,031
Increase in Current Liabilities	99,746,998	—
Net cash used in operating activities	(44,447,249)	(409,204)

Cash Flows from Investing Activities
Net cash used in investing activities	(88,879,979)	—
	(88,879,979)	—
Cash Flows from Financing Activities
Issuance of Convertible Note	1,100,000	—
Long term Borrowings	28,028,680	—
Subsidiary	20,194,200	—
Finance Cost	(3,872,175)	—
Related party line of credit	—	295,000
Proceeds from issuance of common stock	278,931	110299
Net cash from financing activities	45,729,636	405,299

Net increase (decrease) in Cash	1,296,906	(3,905)

Beginning cash balance	15,659	19,564
Ending cash balance	$1,312,565	15,659

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRAIL CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, HISTORY AND NATURE OF BUSINESS

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

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019, in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. Rasmus Refer was previously the CEO of the Company until August 31, 2020, and Director of the Company until November 30, 2020, where Carsten Kjems Falk was appointed as CEO and Paul C. Quintal sole director were appointed thereafter as described in detail below.

On the 28th of May 2022, we changed ownership, when on May 28, 2022, Ilustrato Pictures International Inc. (“ILUS”) acquired 77% of the outstanding shares in our Company. Modern Art Foundation Inc. (“Modern Art”), Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of common stock in the Company to Ilustrato Pictures International Inc. (“Ilustrato”). Pursuant to a Stock Transfer Agreement, Ilustrato purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link who is the CEO of ILUS, is the beneficial owner.

Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Quality Industrial Corp. is the Industrial and Manufacturing subsidiary of ILUS. QIND has planned future acquisitions and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. Also, during the year with the Change of Control, Mr. Nicholas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Blackwell was appointed as our Chief Executive Officer, Mr. Carsten Falk was appointed as our Chief Commercial Officer, Mr. Krishnan Krishnamoorthy was appointed as our Chief Financial Officer and finally, Mrs. Louise Bennett was appointed Chief Operations Officer. The Officers and Director of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employee agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is now a public company focused on the Industrial, Oil & Gas and Utility Sectors,and is a subsidiary to ILUS.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of QIND and all of its majority - owned or controlled subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

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

•         Level 1. Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•         Level 2. Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

•         Level 3. Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). Accordingly, revenue is recognized when control of the goods or services promised under a contract are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for the goods or services.

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

Cash and cash equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,312,565 and $15,659 in cash and cash equivalents as of December 31, 2022, and 2021, respectively.

Stock-based compensation

The Company recognizes all stock-based compensation using the fair value provisions prescribed by ASC Topic 718, Compensation — Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument, net of estimated forfeitures.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

NOTE 4. RELATED PARTY TRANSACTIONS

Related party advances

As of December 31, 2022, and December 31, 2021, the Company had amounts due to Ilustrato Pictures International Inc, a majority shareholder of the Company, of $14,662 and $0, respectively.

NOTE 5. ASSETS

1.	Current Assets

Year	2022
Inventories	1,202,674
Work-in-Progress	57,433,535
Margin Deposits	1,036,019
Retention Receivables	2,800,611
Accounts Receivable	37,835,611
Amount Due from a Related Party	1,794,218
Advances to subcontractors	7,539,940
Guarantee Deposits	344,143
Other misc current assets	179,488
Deposits	123,117
Total	110,289,356

Accounts Receivable:

Accounts receivable are recorded at face amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Work In Progress:

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

Other Current Assets:

Other Current Assets as mentioned in the above table includes advances paid in connection with operations of the company.

2.	Non-Current Assets

a.	Property, Plant & Equipment

Property, Plant and Equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. The estimated useful lives are as follows:

Years
Buildings, related improvements & land improvements	5-25
Machinery & Equipment	3-15
Computer hardware & software	3-10
Furniture & Fixtures	3-15

Expenditures that extend the useful life of existing property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment are retired or sold, the cost and related accumulated depreciation is removed from the Company’s balance sheet, with any gain or loss reflected in operations.

b.	Right of use Assets

The Company’s subsidiaries have entered into commercial leases of land for offices, manufacturing yards and storage facilities. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects risk, term and economic environment in which the lease is denominated. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases.

c.	Goodwill

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, is subject to annual impairment Goodwill is the excess of the purchase price paid for an acquired entity and the amount of the price not assigned to acquired assets and liabilities. It arises when an acquirer pays a high price to acquire another business. This asset only arises from an acquisition; it cannot be generated internally. Goodwill is an intangible asset, and so is listed within the long-term assets section of the acquirer's balance sheet.

NOTE 6. LIABILITIES

1.	Long Term Liabilities

a.	Notes Payable

On August 3, 2022, the Company issued a two year convertible promissory note in the principal amount of $1,100,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

b.	Other Long-Term Liabilities

On June 1, 2020, the Company entered into a loan agreement with Fastbase Inc, in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020, the Company entered into a loan agreement with Fastbase Inc, in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020, the Company entered into a loan agreement with Fastbase Inc in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023. On April 29, 2022, the Company paid the loan in full as well as accrued interest of $506. As of December 31, 2022, the balance of principal owed was $0.

On December 3, 2020, the Company entered into a loan agreement with Fastbase Inc. in the amount of $10,000. The note bears an interest rate of 4.25% and is due on January 1, 2023. On January 20, 2022, the Company paid the loan in full as well as accrued interest of $477.

On May 15, 2022, the Company entered into a loan agreement with Fastbase Inc in the amount of $37,000. The note bears an interest rate of 3% and is due on January 1, 2024. On May 25, 2022, the loan was forgiven in full as well as accrued interest of $30, and a gain on forgiveness of debt of $37,030 was recorded.

On May 25, 2022, we entered into a Debt Conversion Agreement (the “Agreement”) with our prior officer and director, Rasmus Refer. Pursuant to the Agreement, we transferred our 51% interest in Etheralabs LLC to Mr. Refer. In exchange, Mr. Refer agreed to cancel $300,041 in loans including interest owed by our company to Mr. Refer.

On July 28, 2022, Company entered into a Debt Conversion agreement with Enza International and converted the full amount of Debt $82,570.15 into 2,000,000 of Common Stock.

The Company has outstanding loan liability on account of consolidation of one of the subsidiaries. Such Loans includes Bank Borrowings and Term loan - working capital loan obtained from the Banks/Financial Institutions to meet the asset financing and working capital requirements of the company.

As of December 31, 2022, and December 31, 2021, the Company had loans payable of $27,898,630 and $63,090, respectively.

2.	Other Current Liabilities

Other Current Liabilities as mentioned in the below table includes short term Liabilities – Payable to Quality International, lease liabilities, Short term bank borrowings and other miscellaneous Liabilities.

Other Current Liabilities	Year 2022
Short Term Bank Borrowings	18,220,315
Lease Liabilities	836,381
Payable QI	31,855
Misc. Liabilities	46,162
Total	100,134,714

NOTE 7. PURCHASE OF MEMBERSHIP INTEREST IN ETHERALABS LLC

On February 28, 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550 with a lock-up. The Shares will be restricted with a lock-up period for 2 years. Etheralabs LLC is a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space and the transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs’ ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. Wikisoft intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups.

On May 25, 2022, the Company entered into an agreement to transfer its 51% ownership interest in Etheralabs LLC to settle $300,000 of Line of credit – related party debt, as well as $41 of interest.

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2022, and December 31, 2021, there were 102,883,709 and 94,738,209 shares of common stock issued and outstanding, respectively.

As of December 31, 2022, and December 31, 2021, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Common Stock issuances during the year ending December 31, 2022

•	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

•	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

•	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

•	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

•	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash.

•	On February 28, 2022, the company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550. See note 10 for additional information.

•	On May 10, 2022, the Company issued 595,500 shares of common stock for $27,017 cash.

•	On July 28, 2022, the company entered into Debt conversion agreement and issued 2,000,000 shares of common stock.

NOTE 9. EXPENSES

	2022	2021
Operating Expenses : General & Admin Expenses	11,216,017	331,609
Professional fees	255,111	—
Product Development	—	4,843,433
Non- Operating Expenses: Interest Expense	3,840,320	4,458
Depreciation	171,014	—

Operating Expenses:

The majority of operating expenses in 2021 resulted from Stock based compensation. In 2022,we have not issued any stock for services. General & Admin expenses in the year 2022 are attributable to administrative and operating costs associated with our business activities. Such expenses include Employee related costs, rent and other operating expenses.

Depreciation:

Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. Depreciation expense in the year 2022 belongs to Depreciation accounted for on Plant Property and Equipment obtained as part of our subsidiary acquisition. See Note 1 & 5 for further details.

NOTE 10 OTHER INCOME

The Company Earned other income in 2022 as a result of gain on settlement and forgiveness of debt. The same amount is offset by the loss on a license agreement.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50 the company list events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements would be misleading.

On January 27, 2022, QIND, signed a Share Purchase Agreement to acquire 51% control of Petro Line FZ-LLC (Petro Line), an established an oil refinery providing oil refining services registered in the United Arab Emirates. The purchase price for the Shares shall be up to $1,530,000 in cash, paid in three tranches, subject to the achievement of financial milestones presented in a schedule of payments which are set forth in the Purchase Agreement filed with this Form 10-K.

On March 6, 2023, the parties have executed all closing documents for the acquisition of Quality International, which includes a Shareholders Agreement for the ongoing governance of Quality International, and the transaction has closed.

On March 17, 2023, the Company issued to RB Capital Partners Inc. a two-year convertible promissory note in the principal amount of $200,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

2.       Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.       Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit	Exhibit Name

2.1	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.2	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.3	Debt Conversion Agreement, dated May 30, 2022, with Rasmus Refer (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2022)
2.4	Share Purchase Agreement, dated January 18, 2023, with shareholders of Quality International Co Ltd FZC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 18, 2023)
2.5	Share Purchase Agreement, dated January 27, 2023, with shareholders of Petro Line FZ-LLC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 31, 2023)
3.1	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6	Articles of Merger dated June 27, 2022 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2022)
4.1	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.2	Convertible Promissory Note, dated August 3 , 2022 , with RB Capital Partners Inc.(Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 9, 2022)
4.3	Convertible Promissory Note, dated March 17, 2023, with RB Capital Partners Inc.
10.1	Lease Agreement with Quality Industrial, dated October 31, 2021*
10.2	Lease Agreement with Quality International, dated June 6, 2022*
10.3	Lease Agreement with Quality International, dated September 13, 2020*
10.4	Lease Agreement with Quality International, dated September 13, 2020*
10.5	Lease Agreement with Quality International, dated September 6, 2018*
10.6	Lease Agreement with Quality International, dated September 6, 2018*
10.7	Lease Agreement with Quality International, dated September 6, 2018*
10.8	Lease Agreement with Quality International, dated September 6, 2018*
10.9	Lease Agreement with Quality International, dated September 6, 2018*
10.10	Lease Agreement with Petro Line, dated August 15, 2018
10.11	Lease Agreement with Petro Line, dated August 15, 2018
10.12	Employment Agreement with Carsten Falk*
10.13	Amended Employment Agreement with John-Paul Backwell*
10.14	Amended Employment Agreement with Nicholas Link*
10.15	Amended Employment Agreement with Krishnan Krishnamoorthy*
10.16	Amended Employment Agreement with Louise Bennett*
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
14.2	Insider Trading Policy, dated March 10, 2023
21.1*	Subsidiaries of the registrant, dated March 10, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith.

ITEM 16.	10-K SUMMARY

None

49

SIGNATURES

Quality Industrial Corp.

By:	/s/ John-Paul Backwell
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: March 31, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John-Paul Backwell
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: March 31, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: March 31, 2023

By:	/s/ Nicholas Link
Name: Nicholas Link Title: Chairperson and Director Date: March 31, 2023

50