Form 10-K/A
period 2022-12-31
Quality Industrial Corp.
filed 2023-04-13
CIK 1393781

x`x[1]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $8,214,697

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 102,883,709 shares as of April 13, 2023

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Quality Industrial,” or “QIND” refer to Quality Industrial Corp., a Nevada corporation.

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

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of WikiSoft Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of WikiSoft Corp. (the “Company”) as of December 31, 2021 the related statements of operations, stockholders’ equity (deficit), and cash flows for  the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC (6285)

We served as the Company’s auditor from 2019 through 2022

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

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

For the year Ended December 31, 2021, and 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	—	—	104,964,265	$104,966	7,232,305	$223,226	—	$(7,583,538)	$(23,041)
Common stock issued for cash	—	—	1,624,500	1,625	108,674		—	—	110,229
Common stock issued for Services agreement	—	—	2,149,444	2,149	4,546,190	171,875	—	—	4,720,214
Redemption of common stock for cash	—	—	(14,000,000)	(14,000)	13,999		—	—	(1)
Imputed interest	—	—	—	—	3,022				3,022
Net Income	—	—	—	—	—	—	—	(5,179,500)	(169,990)
Balance, December 31, 2021	—	—	94,738,209	$94,740	$11,904,190	$395,101	—	$(12,763,038)	$(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	—	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2550	102,000	—	—	—	104,550
Imputed interest	—	—	—	—	745	—	—	—	745
Net Income	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	—	100,288,209	$100,290	$12,073,484	395,101	$(11,725)	$(12,933,028)	$(375,878)
Common stock issued for cash	—	—	595,500	$596	26,421	—	11,725	—	38,742
Imputed interest	—	—	—	—	753	—	—	—	753
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Net Income	—	—	—	—	—	—	—	1,946,443	1,946,443
Balance, June 30, 2022	—	—	100,883,709	$100,886	$12,094,375	$395,101	—	$(10,986,585)	$1,603,777
Common stock issued	—	—	2,000,000	$2,000	80,600	—	—	—	82,600
Net Income	—	—	—	—	—	—	—	2,431,115	2,431,115
Balance, September 30,2022	—	—	102,883,709	$102,886	12,174,975	395,101	—	$(8,555,470)	$4,117,492
Net Income	—	—	—	—	—	—	—	(882,845)	(882,845)
Balance, December 31,2022	—	—	102,833,709	$102,886	12,174,975	395,101	—	$(9,438,315)	$3,234,647

Minority Interest and other shareholding in other subsidiaries									$23,642,745
Total Stockholders’ Equity including Minority Interest									$26,877,392

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

Other Current Liabilities	Year 2022
Short Term Bank Borrowings	18,220,315
Lease Liabilities	836,382
Accrued Interest on Convertible note	31,855
Payable QI	81,000,000
Misc. Liabilities	46,162
Total	100,134,714

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

3.       Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit	Exhibit Name

2.1	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.2	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.3	Debt Conversion Agreement, dated May 30, 2022, with Rasmus Refer (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2022)
2.4	Share Purchase Agreement, dated January 18, 2023, with shareholders of Quality International Co Ltd FZC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 18, 2023)
2.5	Share Purchase Agreement, dated January 27, 2023, with shareholders of Petro Line FZ-LLC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 31, 2023)
3.1	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6	Articles of Merger dated June 27, 2022 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2022)
4.1	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.2	Convertible Promissory Note, dated August 3 , 2022 , with RB Capital Partners Inc.(Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 9, 2022)
4.3	Convertible Promissory Note, dated March 17, 2023, with RB Capital Partners Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.1	Lease Agreement with Quality Industrial, dated October 31, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.2	Lease Agreement with Quality International, dated June 6, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.3	Lease Agreement with Quality International, dated September 13, 2020 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.4	Lease Agreement with Quality International, dated September 13, 2020 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.5	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.6	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.7	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.8	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.9	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.10	Lease Agreement with Petro Line, dated August 15, 2018 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.11	Lease Agreement with Petro Line, dated August 15, 2018 (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.12	Employment Agreement with Carsten Falk (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.13	Amended Employment Agreement with John-Paul Backwell (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.14	Amended Employment Agreement with Nicholas Link (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.15	Amended Employment Agreement with Krishnan Krishnamoorthy (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.16	Amended Employment Agreement with Louise Bennett (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
14.2	Insider Trading Policy, dated March 10, 2023 (Incorporated by reference to Exhibit 14.2 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
21.1	Subsidiaries of the registrant, dated March 10, 2023 (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith.

ITEM 16.	10-K SUMMARY

None

49

SIGNATURES

Quality Industrial Corp.

By:	/s/ John-Paul Backwell
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: April 13, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: April 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John-Paul Backwell
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: April 13, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: April 13, 2023

By:	/s/ Nicholas Link
Name: Nicholas Link Title: Chairperson and Director Date: April 13, 2023

50