Form 10-K/A
period 2022-12-31
Quality Industrial Corp.
filed 2023-05-08
CIK 1393781

x`x[1]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $8,214,697

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 114,426,965 shares as of May 8, 2023.

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

We changed ownership on the 28th of May 2022, when, Ilustrato Pictures International Inc. (“ILUS”) acquired 77.4 % of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Blackwell was appointed as our Chief Executive Officer and Mr. Carsten Falk was appointed as our Chief Commercial Officer.

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
	*Based on Year End 2023 Forecast being met EBITDA target: $ 22,328,211
6	Within 30 days of Year End 2024 Audited Financials	*$21,000,000	First Party	$15,000,000 to Gerab National Enterprise LLC and $3,000,000 to Saseendran Kodapully Ramakrishnan and $3,000,000 to Quality International Co Ltd FZC
	*Based on Year End 2024 Forecast being met EBITDA target: $ 27,144,231

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

On March 19, 2020, the Company entered into an Agreement and Plan of Merger (the “Short Form Merger Agreement”) with WikiSoft DE, pursuant to which it was agreed that the Company would merge with and into WikiSoft DE, with the Company surviving. Thereafter, on March 25, 2020, WikiSoft DE merged with and into the Company, with the Company (i.e. Wikisoft Corp. – the NV corporation) surviving pursuant to a Certificate of Ownership and Merger filed in with Delaware Secretary of State, whereby the then wholly owned subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. On March 25, 2020, the Company filed Articles of Conversion in Nevada, whereby the then subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving.

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

 Risks Relating to Macro Conditions and Our Financial Condition

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

We have obtained growth through the acquisition of Quality International. Under existing accounting standards, we are required to periodically review goodwill assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein and in our financial footnotes item 5.

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

The Company’s Business Operations May Be Adversely Affected by Information Systems Interruptions or Cybersecurity Intrusions.

The Company depends on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, the Company could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of the Company’s systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to the Company’s reputation. While the Company attempts to mitigate these risks by employing a number of measures, including having hired an IT manager with cyber security expertise, who reports directly to our management team overseeing the parent company and its subsidiaries, employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and business condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We have currently not been subject to cybersecurity breaches in our supply chain, software, or services used in our products, services, or business. A severe future cybersecurity incident in our supply chain could however reduce sales, operating margins, and overall financial performance.

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

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase the Company’s expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company’s operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company's business, results of operations and financial condition could be adversely impacted.

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

Our key management and board are also represented on the management and board of ILUS, our parent company. As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. We estimate that our key management will spend an average of 20% of their time on the company and 80% of the parent company ILUS. This and other conflicts of interest may arise between us and our officers and director in that they have other business interests currently, with respect to ILUS, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

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

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor their other business interest over the needs of our company. These competing business interests could interfere with what our ability to successfully implement our business plan.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of May 5, 2023, a total of 114,426,965 shares of our common stock were outstanding. Of those shares, 22,051,323 are currently without restriction, in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Equity Compensation Plan Information

We do not currently have an equity compensation plan in place.

Recent Sales of Unregistered Securities

From January 1, 2021, to December 31, 2021, we made the following issuances:

•	On June 8, 2021, we issued 25,000 shares of our common stock for services.

•	On September 10, 2021, the Company issued 1,500,000 shares the Company’s $0.001 par value common to the CEO Carsten Kjems Falk pursuant to his employee agreement. The shares were valued on the date of grant at $2.75 per share or $4,125,000.

•	On September 10, 2021, the Company issued 111,111 shares of the Company’s $0.001 par value common stock to the Chairman Paul Quintal pursuant to his employee agreement. The shares were valued on the date of grant at $1.70 per share or $188,889.

From January 1, 2022, to December 31, 2022, we made the following issuances:

•	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

•	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

•	On February 28 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550.

•	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

•	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

•	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash. As of March 31, 2022, the cash had not been received and was recorded as stock receivable.

•	On April 22, 2022, the Company issued 595,500 shares of common stock for $27,017 cash.

•	On July 28, 2022, the Company issued 2,000,000 shares of common stock for $82,572 cash for debt conversion.

•	On August 3, 2022, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $1,100,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

From January 1, 2023, to present, we made the following issuances:

•	On March 17, 2023, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $200,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

•	On May 4, 2023, the Company issued to Exchange Listings LLC 1,543,256 shares of our common stock valued at $0.41 per share for consultancy services for the planned uplist to NYSE.

•	On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to John-Paul Backwell Link 2,250,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract

•	On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Louise Bennett 500,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

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

On April 19, 2023, QIND engaged with Exchange Listings LLC as strategic advisors to pursue the company’s goal of completing a successful uplisting to a major stock exchange in conjunction with a simultaneous debt financing and/or registration statement.

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

Results of Operations

Revenues

We earned $65,603,673 in revenue for the year ended December 31, 2022, as compared with revenue of $0 for the year ended December 31, 2021. The increase in revenue is a result of revenue from our acquisition of Quality International and consolidation in 2022. Quarter on Quarter (QoQ), we saw a 47.8% increase in Revenues of $9,134,073 from $19,126,800 in Q3 to $28,260,873 in Q4.

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

Net Income/Net Loss

We incurred net income of $6,773,268 for the year ended December 31, 2022, compared to a net loss of $5,179,500 for the same period ended December 31, 2021. Quarter on Quarter (QoQ) we saw a 5.5% increase in Net Income of $134,585 from $2,431,115 in Q3 to $2,565,700 in Q4. The increase in Net Profit for the quarter resulted in a Net Profit per common share (Earnings Per Share – EPS) for the twelve months ended December 31, 2022, of $0.07 with an annualized EPS value of $0.10 per common share, with a P/E ratio (Price Earnings) of 4.71 and a trailing P/E ratio of 3.11 based upon a share price of $0.31 as of December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had total current assets of $111,601,921 and total current liabilities of $144,686,121 which include the payable of $81,000,000 as part of purchase consideration for acquisition of our subsidiary Quality International. We had working capital deficit of $33,084,200 as of December 31, 2022. This compares with a working capital deficit of $579,300 as of December 31, 2021.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On December 31, 2022, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at December 31, 2022. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019, for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officer and his age are listed below.

Name	Current Age	Position
Nicolas Link	42	Chairperson
John-Paul Backwell	42	Chief Executive Officer
Louise Bennett	52	Chief Operating Officer
Krishnan Krishnamoorthy	58	Chief Financial Officer
Carsten Kjems Falk	48	Chief Commercial Officer

Nicolas Link

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

* Excludes 10,000,000 common shares issued on May 4, 2023, to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721. See narrative disclosure for equity break-down.

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

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Officers and Directors of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employee agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies. We estimate that our key management will spend an average of 20% of their time on the Company and 80% of the parent company ILUS.

Nicolas Link (Chairman)

The parent company ILUS entered into an amended employment agreement with Mr. Link on June 30, 2022, Mr. Link was on May 4, 2023, issued 2,750,000 QIND common shares pursuant to his agreement. Lock-up of the shares will be under rule 144. If Mr. Link should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Link can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

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

John-Paul Backwell (Chief Executive Officer)

The company entered into an amended employment agreement with Mr. Backwell on June 30, 2022. In accordance with his amended employee agreement, Mr. Backwell was on May 4, 2023 issued 2,250,000 QIND common shares pursuant to his agreement. Lock-up of the shares will be under rule 144. If Mr. Backwell should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr Backwell can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

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

If the Chief Executive Officer’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, “permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Officer shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Director becomes entitled to receive severance benefits the Company shall pay and provide for a period of 3 months after the Date of Termination, the Officer’s then current base salary per month, a pro rata portion of any annual bonus that the Director would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in exhibit 10.2.

Louise Bennett (Chief Operations Officer)

The company entered into an amended employee agreement on 30th June. In accordance with her amended employee agreement, Mrs. Bennett was on May 4, 2023 issued 500,000 QIND common shares pursuant to her agreement. Lock-up of the shares will be under rule 144. If Mrs. Bennett should resign, she will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mrs. Bennett can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

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

Krishnan Krishnamoorthy (Chief Financial Officer)

The company entered into an amended employee agreement signed on June 30, 2022. In accordance with his amended employee agreement, Mr. Krishnamoorthy was on May 4, 2023 issued 2,250,000 QIND common shares pursuant to his agreement. Lock-up of the shares will be under rule 144. If Mr. Krishnamoorthy should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Krishnamoorthy can sell 25% of any remain shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

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

Carsten Kjems Falk (Chief Commercial Officer)

The parent company ILUS entered into an employment agreement with Mr. Falk on June 1, 2022, in his capacity as Chief Commercial Officer. Pursuant to the agreement, the Company issued 2,250,000 common shares in QIND on May 4, 2023, for entering the employment agreement and for waiving all liabilities as CEO in Quality Industrial Corp. Lock-up of the shares will be under rule 144. If Mr. Falk should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Falk can sell 25% of any remain shares per quarter. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

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

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 114,426,965 shares of common stock deemed to be outstanding as of May 5, 2023.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Nicolas Link (3)	80,419,078	70.3%
John-Paul Backwell	2,250,000	2.0%
Krishnan Krishnamoorthy	2,250,000	2.0%
Louise Bennett	500,000	0.4%
Carsten Falk	4,250,000	3.7
All executive officers and directors as a group (2 persons)	89,669,078	78.4%
5% Holders
NONE

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	Based upon 114,426,965 common shares issued and outstanding.
(3)	Includes 77,669,078 shares held in Ilustrato Pictures International Inc. in which Mr. Link has voting and dispositive control.
(4)	Includes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721, issued on May 4, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

The Board of Directors is currently composed of one member. Mr. Nicolas Link does not qualify as independent in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

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

The following table sets forth the fees billed to our company for the years ended December 31, 2022, and 2021, for professional services rendered by our independent registered public accounting firm Pipara & Co LLP and Boyle CPA, LLC respectively and does not include audit fee to the subsidiary auditor:

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

/s/ Boyle CPA, LLC (6285)

We served as the Company’s auditor from 2019 through 2022

Red Bank, NJ
March 4, 2022

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143
Red Bank, NJ 07701	F (732) 510-0665

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

		December 31, 2022	December 31,2021
ASSETS
Current assets
Cash and cash equivalents	3	1,312,565	15,659
Other current assets	4	110,289,356	178
Total current assets		111,601,921	15,837

Non- Current assets
Goodwill	5	56,387,027	—
Prepaid expenses - long term	6	—	210,293
Property Plant & Equipment	7	1,365,585	—
Capital WIP		1,884,569	—
Furniture, Fixtures & Office Equipment		156,370	—
Lease Hold Improvements & Building		17,390,067	—
Right of Use assets	8	11,906,654	—
Total non-current assets		89,090,272	210,293
Total Assets		200,692,193	226,130
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	9	44,551,407	207,421
Other Current Liabilities	10	100,134,714	387,716
Total current liabilities		144,686,121	595,137

Long Term liabilities
Convertible Notes	11	1,100,000	—
Other long-term liabilities	12	28,028,680	—
Total Long-Term Liabilities		29,128,680	—
Total Liabilities		173,814,801	595,137
Stockholders' Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2022, and December 31, 2021, respectively	13	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 102,883,709 and 94,738,209 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	13	102,886	94,740
Additional paid-in capital		12,174,975	11,904,190
Stock Payable		395,101	395,101
Retained Earnings/ accumulated Deficit		(9,438,315)	(12,763,038)
Minority Interest	14	23,642,745	—
Total stockholders' Equity		26,877,392	(369,007)
Total liabilities and stockholders' Equity		200,692,193	226,130

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

		For the Three Months Ended		For the Year Ended
		Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021

Revenue		$28,260,873	—	$65,603,673	—

Cost of revenues		18,620,991	—	43,931,541	—

Gross profit		$9,639,882	—	$21,672,132	—
Operating expenses
Professional fees		—	—	255,111	—
Product Development		—	68,210	—	4,843,433
General and administrative	15	4,123,956	77,958	11,216,017	331,609
Total operating expenses		4,123,956	146,168	11,471,128	5,175,042

Profit/ Loss from Operations		$5,515,926	$(146,168)	$10,201,004	$(5,175,042)

Other Non-Operating expense
Interest on Convertible Notes		19,408	—	31,855	—
Interest expense		3,022,736	1,123	3,840,320	4,449
Loss on License Agreement		—	—	104,550	—
Loss on Currency		—	—	—	9
Depreciation		171,014	—	171,014	—
Total other expense		3,213,158	1,123	4,147,739	4,458
Non-Operating Income
Other Non-Operating Income		262,932	—	262,932	—
Gain on settlement & forgiveness of debt	16	—	—	457,071	—
Net loss/ profit		$2,565,700	$(147,291)	$6,773,268	$(5,179,500)

Net profit per common share - basic and diluted		0.025	(0.00)	0.07	(0.05)

Weighted average common shares outstanding		102,883,709	95,118,858	102,883,709	95,118,858

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

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year Ended
	December 31,2022	December 31, 2021
Cash Flows from Operating Activities
Net profit	6,773,268	(5,179,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance Cost	3,872,175	—
Stock Based Compensation	—	4,720,214
Increase in Current assets	(110,289,178)	(19,949)
Increase in Accounts payable	44,343,986	70,031
Increase in Current Liabilities	99,746,998	—
Net cash used in operating activities	44,447,249	(409,204)

Cash Flows from Investing Activities
Net cash used in investing activities	(88,879,979)	—

Cash Flows from Financing Activities
Issuance of Convertible Note	1,100,000	—
Long term Borrowings	28,028,680	—
Subsidiary	20,194,200	—
Finance Cost	(3,872,175)	—
Related party line of credit	—	295,000
Proceeds from issuance of common stock	278,931	110,299
Net cash from financing activities	45,729,636	405,299

Net increase (decrease) in Cash	1,296,906	(3,905)

Beginning cash balance	15,659	19,564
Ending cash balance	$1,312,565	15,659

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

Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Quality Industrial Corp. is the Industrial and Manufacturing subsidiary of ILUS. QIND has planned future acquisitions and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. Also, during the year with the Change of Control, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Blackwell was appointed as our Chief Executive Officer, Mr. Carsten Falk was appointed as our Chief Commercial Officer, Mr. Krishnan Krishnamoorthy was appointed as our Chief Financial Officer and finally, Mrs. Louise Bennett was appointed Chief Operations Officer. The Officers and Director of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employee agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies.

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

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of QIND and all of its majority - owned or controlled subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated. Further, while preparing consolidated financial statements, all the U.S. GAAP principles of consolidation have been followed and the minority interest have been recorded separately in the Consolidated Balance sheets.

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

Leases

The Company accounts for leases with escalation clauses and rent holidays on a straight-line basis in accordance with Accounting Standards Codification (ASC) 840, “Lease”. The deferred rent expenses liability associated with future lease commitments was reported under the caption “Other long-term obligation” on our consolidated balance sheet.

Depreciation:

Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. Depreciation expense in the year 2022 belongs to Depreciation accounted for on Plant Property and Equipment obtained as part of our subsidiary acquisition. See Note 7 for further details.

Recently issued accounting pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new standard is effective for fiscal years beginning after December 15, 2019, for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,312,565 and $15,659 in cash and cash equivalents as of December 31, 2022, and 2021, respectively.

NOTE 4. OTHER CURRENT ASSETS

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

Accounts receivables arises from our subsidiary Quality International. Duration of such receivables extend from 60 days beyond 12 Months. Payments are received only when job is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by reference to past default experience. The majority of accounts receivable extend beyond 12 months and are guaranteed by the existing shareholders.

Work In Progress:

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

NOTE 5. GOODWILL

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

The Company acquired 52% of Quality International for $82,000,000 now owning 52% of net assets of Quality International. Net Assets of Quality International was $49,255,718 on December 31, 2022. The remaining $56,387,027 of the purchase price is a part of the Company’s Goodwill. However, if the future payment increases with the performance-based tranches, it will also increase the goodwill valuation for the company in the future, equal to the additional amount paid on top of the committed purchase consideration.

NOTE 6. PREPAID EXPENSES - LONG TERM

Other assets consist of prepaid expenses paid in CY 2021. No such prepaid expenses in CY 2022.

NOTE 7. PROPERTY PLANT & EQUIPMENT

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

NOTE 8. RIGHT OF USE OF ASSETS

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

NOTE 9. ACCRUED LIABILITIES

Particulars	December 31, 2022	December 31, 2021
Accounts payable	53,803	—
Accruals	—	20,421
Contract & other payable	43,291,187	—
Loan payable outsiders	1,206,417	—
Total	$44,551,407	$207,421

NOTE 10. OTHER CURRENT LIABILITIES

Other Current Liabilities as mentioned in the below table includes short term Liabilities – Payable to Quality International, lease liabilities, Short term bank borrowings and other miscellaneous Liabilities. Short term bank borrowings relate to credit-lines and bank borrowings by the company’s subsidiary Quality International to meet asset financing and working capital for orders that are under production.

Particulars	December 31, 2022	December 31, 2021
Accrued Interest on Convertible note	31,855	—
Lease Liabilities- current portion	836,382	—
Bank Borrowings	18,220,315	—
Payable to QI*	81,000,000	—
Other misc Current liabilities	46,162	—
Related party loans and advances	—	92,716
Revolving Notes*	—	295,000
Total	$100,134,714	$387,716

*On December 30, 2020, the company entered into a $1,000,000 revolving note agreement. The note carries a 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. On May 25, 2022, the balance of the line of credit was settled in full with the transfer of the Company’s 51% ownership interest in Etheralabs LLC to the shareholder. As of December 31,2022, and December 31, 2021, the note had a balance of $0 and $295,000, respectively.

NOTE 11. NOTES PAYABLE

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

NOTE 12. OTHER LONG-TERM LIABILITIES

The Company has other long-term liabilities through its subsidiary Quality International.

Particulars	December 31, 2022
Lease liabilities - Non current portion	13,696,729
Bank Borrowings - non current portion	12,378,098
End of service benefits	1,953,853
Total	$28,028,680

NOTE 13. COMMON AND PREFERRED STOCK

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2022, and December 31, 2021, there were 102,883,709 and 94,738,209 shares of common stock issued and outstanding, respectively.

As of December 31, 2022, and December 31, 2021, there were 0 and 0 shares of preferred stock of the Company issued.

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

NOTE 14. MINORITY INTEREST

The Company acquired 52% of Quality International for $82,000,000 now owning 52% of net assets of Quality International. Net Assets of Quality International was $49,255,718 on December 31, 2022. The remaining $56,387,027 of the purchase price is a part of the Company’s Goodwill see note 5.

NOTE 15. EXPENSES

	December 31, 2022	December 31, 2021
Operating Expenses : General & Admin Expenses	11,216,017	331,609
Professional fees	255,111	—
Product Development	—	4,843,433
Non- Operating Expenses: Interest Expense	3,840,320	4,458
Depreciation	171,014	—

The majority of operating expenses in 2021 resulted from Stock based compensation. In 2022, we have not issued any stocks. General & Admin expenses in the year 2022 are attributable to expenses associated with our business activities in our subsidiary Quality International. Such expenses include employee related costs, rent and other operating expenses.

General and administrative expenses

Particulars	December 31, 2022	December 31, 2021
Bank charges and fees	30	—
General business expense	11,043,267	331,609
Selling & Distribution Expenses	89,089	—
IT support and Software	877	—
Legal services	73,481	—
Rent	1,555	—
Management charge	6,092	—
Communication	733	—
Travel expenses	894	—
Total	$11,216,017	$331,609

NOTE 16. GAIN ON SETTLEMENT & FORGIVENESS OF DEBT

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

On July 28, 2022, Company entered into a Debt Conversion agreement with Enza International and converted the full amount of Debt $82,570 into 2,000,000 of Common Stock.

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

NOTE 17. RELATED PARTY TRANSACTIONS

As of December 31, 2022, and December 31, 2021, the Company had amounts due to Ilustrato Pictures International Inc, a majority shareholder of the Company, of $14,662 and $0, respectively.

NOTE 18: COMMITMENT AND CONTINGENCIES

The company has no commitment and contingencies during the financial year ending on December 31, 2022 and December 31, 2021.

NOTE 19. SUBSEQUENT EVENTS

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

On May 4, 2023, the Company issued to Exchange Listings LLC 1,543,256 shares of our common stock valued at $0.41 per share for consultancy services for the planned uplist to NYSE.

On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to John-Paul Backwell Link 2,250,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to Louise Bennett 500,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

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
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: May 8, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: May 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John-Paul Backwell
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: May 8, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: May 8, 2023

By:	/s/ Nicholas Link
Name: Nicholas Link Title: Chairperson and Director Date: May 8, 2023

50