Form 10-Q
period 2023-03-31
Quality Industrial Corp.
filed 2023-05-19
CIK 1393781

Ff25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,426,965 common shares as of May 19, 2023

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2023, and 2022 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended March 31, 2023, and 2022 (Unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended March 30, 2023, and 2022 (Unaudited); and
F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

		March 31, 2023	December 31,2022
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	4	$1,229,893	$1,312,565
Other current assets	5	108,990,839	110,289,356
Total Current Assets		110,220,732	111,601,921

Non- Current assets
Goodwill	6	56,387,027	56,387,027
Property Plant & Equipment	7	1,661,429	1,365,585
Capital WIP		2,292,846	1,884,569
Furniture, Fixtures & Office Equipment		156,370	156,370
Lease Hold Improvements & Building		17,390,067	17,390,067
Right of Use assets	8	11,906,654	11,906,654
Total Non-current assets		89,794,393	89,090,272
TOTAL ASSETS		$200,015,125	$200,692,193
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities		38,921,357	44,551,407
Other Current Liabilities	9	102,872,556	100,134,714
Total current liabilities		141,793,913	144,686,121

Long Term liabilities
Convertible Notes	10	1,300,000	1,100,000
Other long-term liabilities	11	28,013,108	28,028,680
Total Long-Term Liabilities		29,313,108	29,128,680
Total Liabilities		171,107,021	173,814,801
Stockholders' Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2022, and December 31, 2021, respectively	12	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 102,883,709 and 102,883,709 shares issued and outstanding as of March 31, 2022, and December 31, 2022, respectively	12	102,886	102,886
Additional paid-in capital		12,174,975	12,174,975
Stock Payable		395,101	395,101
Retained Earnings/ accumulated Deficit		(8,422,921)	(9,438,315)
Minority Interest	13	24,658,063	23,642,745
Total stockholders' Equity		28,908,104	26,877,392
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$200,015,215	$200,692,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	18,157,850	—

Cost of revenues	12,704,819	—

Gross profit	5,453,031	—

Operating expenses
Professional fees	60,404	146,917
General and administrative	2,371,006	37,511
Total operating expenses	2,431,410	184,428

Profit/ loss from Operations	3,021,621	(184,428)

Other Non-Operating expense
Interest on Convertible Notes	19,523	—
Gain on forgiveness of accrued salary	—	120,000
Interest expense	971,388	(1,012)
Loss on License Agreement	—	(104,550)
Total other expense	990,911	14,438
Other Non-Operating Income
Net loss/ profit	2,030,710	(169,990)

Net profit per common share - basic and diluted	0.02	(0.00)
Weighted average common shares outstanding	102,833,709	106,981,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Minority Interest	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2022	—	—	102,833,709	102,886	12,174,975	395,101	23,642,745	(9,438,315)	26,877,392
Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for license agreement	—	—	—	—	—	—	—	—	—
Imputed Interest	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	1,015,318	1,015,394	2,030,710
Balance, March 31, 2023	—	—	102,833,709	102,886	12,174,975	395,101	24,658,063	(8,422,921)	28,908,104

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Payable	Stock Receivable	Minority Interest	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	—	—	94,738,209	94,740	11,904,190	395,101	—	—	(12,763,038)	(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	—	(11,725)	—	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2,550	102,000	—	—	—	—	104,550
Imputed Interest	—	—	—	—	—	—	—	—	—	745
Net Loss	—	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	—	100,288,209	100,290	12,073,484	395,101	(11,725)	—	(12,933,028)	(375,878)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net profit	2,030,710	(169,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance Cost	971,388	—
Common stock issued on license agreement	—	104,550
Imputed Interest	—	745
Changes in Current assets	1,298,517	208,591
Related party advance	797,504	—
Changes in Current Liabilities	(2,892,208)	(198,079)
Net cash used in operating activities	2,205,911	(54,183)

Cash Flows from Investing Activities
Changes in Non- Current Assets	(704,119)	—
Changes in Non- Current Liabilities	—	—
Net cash used in investing activities	(704,119)	—

Cash Flows from Financing Activities
Issuance of Convertible Note	200,000	—
Finance Cost	(971,388)	—
Payment of related party advance	(797,504)	(10,000)
Related party line of credit	—	5,000
Long term borrowing	(15,572)	—
Proceeds from issuance of common stock	—	57,824
Net cash from financing activities	(1,584,464)	52,824

Net increase (decrease) in Cash	(82,672)	(1,359)

Beginning cash balance	1,312,565	15,659
Ending cash balance	$1,229,893	14,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On the 28th of May 2022, we changed ownership, when on May 28, 2022, Ilustrato Pictures International Inc. (“ILUS”) acquired 77% of the outstanding shares in our Company. Modern Art Foundation Inc. (“Modern Art”), Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of common stock in the Company to Ilustrato Pictures International Inc. (“Ilustrato”). Pursuant to a Stock Transfer Agreement, Ilustrato purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link, who is the CEO of ILUS, is the beneficial owner.

Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Quality Industrial Corp. is the Industrial and Manufacturing subsidiary of ILUS. QIND has planned future acquisitions and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. Also, during 2022, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer, Mr. Carsten Falk was appointed as our Chief Commercial Officer, Mr. Krishnan Krishnamoorthy was appointed as our Chief Financial Officer and finally, Mrs. Louise Bennett was appointed Chief Operations Officer. The Officers and Director of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employee agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is now a public company focused on the Industrial, Oil & Gas and Utility Sectors, and is a subsidiary to ILUS.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of QIND and all of its majority - owned or controlled subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated. Further, while preparing consolidated financial statements, all the U.S. GAAP principles of consolidation have been followed and non-controlling interest have been recorded separately in the Consolidated Balance sheets.

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

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,229,893 and $1,312,565 in cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

NOTE 5. CURRENT ASSETS

Other Current Assets

Year	March 31,2023	December 31, 2022
Inventories	1,249,374	1,202,674
Work-in-Progress	44,575,751	57,433,535
Margin Deposits	1,036,019	1,036,019
Retention Receivables	2,800,611	2,800,611
Accounts Receivables	48,548,233	37,835,611
Amount Due from a Related Party	2,571,722	1,794,218
Advances to subcontractors	7,539,940	7,539,940
Guarantee Deposits	344,143	344,143
Other misc current assets	181,929	179,488
Deposits	123,117	123,117
Total	108,990,839	110,289,356

Accounts Receivable:

Accounts receivable are recorded at face value less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer's trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

Accounts receivable arises from our subsidiary Quality International. The duration of such receivables extend from 60 days beyond 12 Months. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience. The majority of accounts receivable extend beyond 12 months and are guaranteed by a shareholder.

Work In Progress:

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being held as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

Other Misc. Current Assets:

Other Misc. Current Assets as mentioned in the above table includes advances paid in connection with the operations of the company.

Related party Advances:

As of March 31, 2023, and March 31, 2022, the Company had amounts due from Ilustrato Pictures International Inc, a majority shareholder of the Company, of $797,504 and $0, respectively.

NOTE 6. GOODWILL

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date and is subject to annual impairment. Goodwill is the excess of the purchase price paid for an acquired entity and the amount of the price not assigned to acquired assets and liabilities. It arises when an acquirer pays a high price to acquire a business. This asset only arises from an acquisition and it cannot be generated internally. Goodwill is an intangible asset, and so is listed within the long-term assets section of the acquirer's balance sheet.

The Company acquired 52% of Quality International for $82,000,000 now owning 52% of the net assets of Quality International. The Net Assets of Quality International was $49,255,718 on December 31, 2022. The remaining $56,387,027 of the purchase price is therefore part of the Company’s Goodwill.

NOTE 7. PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lifespan of the respective assets using the straight-line method.

The estimated useful lifespans are as follows:

Years
Buildings, related improvements & land improvements	5-25
Machinery & Equipment	3-15
Computer hardware & software	3-10
Furniture & Fixtures	3-15

Expenditure that extends the useful lifespan of existing property, plant and equipment are capitalized and depreciated over the remaining useful lifespan of the related asset. Expenditure for repairs and maintenance are expensed as incurred. When property, plant and equipment are retired or sold, the cost and related accumulated depreciation is removed from the Company’s balance sheet, with any gain or loss reflected in operations.

NOTE 8. RIGHT OF USE ASSETS

The Company’s subsidiaries have entered into commercial leases of land for offices, manufacturing yards and storage facilities. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects risk, term, and economic environment in which the lease is denominated. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases.

NOTE 9. OTHER CURRENT LIABILITIES

Other Current Liabilities as mentioned in the below table includes short term liabilities payable to Quality International, lease liabilities, short term bank borrowings and other miscellaneous liabilities. Short term bank borrowings relate to credit-lines and bank borrowings by the company’s subsidiary Quality International to meet asset financing and working capital requirements for orders that are in production.

Other Current Liabilities	March 31, 2023	December 31, 2022
Short Term Bank Borrowings	19,716,635	18,220,315
Lease Liabilities	835,820	836,382
Accrued Interest on Convertible note	51,378	31,855
Payable QI	81,000,000	81,000,000
Misc. Liabilities	1,268,723	46,162
Total	102,872,556	100,134,714

NOTE. 10. CONVERTIBLE NOTES

1.	On August 3, 2022, the Company issued a two year convertible promissory note in the principal amount of $1,100,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

2.	On March 17, 2023, the Company issued a two year convertible promissory note in the principal amount of $200,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

NOTE 11. OTHER LONG-TERM LIABILITIES

As of March 31, 2023, and December 31, 2022, the Company had Other Long-Term Liabilities of $28,013,108 and $28,028,680 respectively. The Company has outstanding lease liabilities and long-term bank borrowings through its subsidiary Quality International.

Particulars	March 31, 2023	December 31, 2022
Lease liabilities - Noncurrent portion	13,703,606	13,696,729
Bank Borrowings - noncurrent portion	12,371,221	12,378,098
End of service benefits	1,938,281	1,953,853
Total	$28,013,108	$28,028,680

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

NOTE 12. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of March 31, 2023, and December 31, 2022, there were 102,883,709 and 102,883,709 shares of common stock issued and outstanding, respectively.

As of March 31, 2023 and December 31, 2022, there were 0 and 0 shares of preferred stock of the Company issued.

Net assets of the Quality International as per December 31, 2022, was $49,255,718 with 48% Minority Interest valued at $23,642,745. See note 5, Goodwill.

Below is the list of Common Stock issuances during the year ending December 31, 2022. During the first Quarter of 2023, there was no new issuance of common stock. However, the transactions thereafter are disclosed under subsequent events.

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

NOTE 13. MINORITY INTEREST:

The Company acquired 52% of Quality International for $82,000,000, now owning 52% of net assets of Quality International. Net Assets of Quality International was $49,255,718 on December 31, 2022. The remaining $56,387,027 of the purchase price is a part of the Company’s Goodwill (see note 6). Furthermore, 48% of the current quarter earnings of the subsidiary Quality International have been transferred to Minority Interest.

NOTE 14. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements could be misleading.

On April 19, 2023, the Company issued a warrant to Exchange Listings LLC of 200,000 shares of the Company’s Common Stock with an Exercise Price of $.58 per share.

On May 4, 2023, the Company issued to Exchange Listings LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE.

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

On May 4, 2023, the Company issued to Louise Bennett 1,000,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, incorporating acquisitions, changes in the supply chain for raw materials, effects of Covid and wars, including the Ukraine war, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Quarterly Report on Form 10-Q.

Overview

We aim to be a global leader in the manufacture and assembly of industrial equipment and precision engineered technology for the Industrial, Oil & Gas, and Utility sectors. We strive to be the leading global manufacturer of next-generation equipment needed to support the world’s growing need for high-quality, sustainable energy solutions.

We changed ownership on the 28th of May 2022, when Ilustrato Pictures International Inc. (“ILUS”) acquired 77.4 % of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk was appointed as our Chief Commercial Officer.

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

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and geopolitical instability created by wars and military conflicts, such as the war in Ukraine, are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate and global macroeconomic factors, can impact the demand for our products and solutions. The Industrial and Manufacturing sectors are impacted by the overall economic environment. This could lead to tenders or orders being cancelled or postponed and lead times for manufacturing can be affected which could result in cancellation of orders if not delivered on time.

Impact of Acquisitions

A significant component of our growth is through the acquisition and consolidation of operating companies in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our company. This includes the consolidation of operating procedures, supplies and raw materials, logistics and production processes as well as sales synergies within the operating businesses with the aim to expand globally. The benefits of these integration efforts may not positively impact our financial results within the short-term but is expected to do so in the medium to long-term future.

Plan of Operations

First Half of 2023

QIND acquired 52% of Quality International Co Ltd FCZ (QI) on January 18, 2023, and 51% of Petro Line FZ-LLC on January 27, 2023. Quality International Co Ltd FCZ currently has signed purchase orders exceeding $180M in various stages of the manufacturing process and an additional $250M in expected orders.

QIND will continue to allocate resources to our recently acquired subsidiaries with the aim to increase efficiency, drive increased sales and positively impact their financial results. Allocated personnel will primarily focus on driving increased sales as well as optimizing the margins of supplies and raw materials, logistics and production processes for overall increased operational efficiency.

On April 19, 2023, QIND engaged with Exchange Listings LLC as strategic advisors to pursue the company’s goal of completing a successful uplisting to a major stock exchange in conjunction with a simultaneous debt financing and/or registration statement.

Second Half of 2023

In the second half of 2023, QIND anticipates acquiring an additional company in the industrial and manufacturing sectors and will continue with the integration and optimization of its current operating companies. With the group’s expansion and growth, we also anticipate hiring board members, executives, and key personnel with significant industry experience to streamline our financial reporting, compliance, Investor Relations and to improve our corporate governance in line with our anticipated uplist to a major stock exchange.

Results of Operation for the Three Months Ended March 31, 2023, and 2022

Revenues

We earned $18,157,850 in revenue for the three months ended March 31, 2023, compared with $0 in revenue for the three months ended March 31, 2022. The increase in revenue is a result of revenue from our acquisition of Quality International.

Operating Expenses

Operating expenses increased from $184,428 for the three months ended March 31, 2023, to $2,431,410 for the three months ended March 31, 2022.

Our operating expenses in Q1 2023 were mainly as a result of administrative and operating costs associated with the business activities of our subsidiary Quality International. Our operating expenses in Q1 2022 were mainly the result of Professional fees and operating expenses.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisitions. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other expenses of $990,911 for the three months ended March 31, 2023, as compared $14,438 in other expenses for the same period ended 2022. Our other expenses in Q1 2023 were mainly the result of Finance Costs and Interest on Convertible notes. Our other expenses in Q1 2022 were mainly the result of Loss on license agreement, however the same was offset by gain on forgiveness of debt/ accrued salaries.

Net Income/Net Loss

We incurred Net Income of $ 2,030,710 for the three months ended March 31, 2023, compared to a net loss of $169,990 for the three months ended March 31, 2022. The increase in Net Profit for the quarter resulted in a Net Profit per common share (Earnings Per Share – EPS) for the three months ended March 31, 2023, of $0.02, with an annualized EPS value of $0.08 per common share, and a trailing P/E ratio of 7.27 based upon a share price of $0.5745 as of March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $110,220,732 and total current liabilities of $141,793,913 which include the payable amount of $81,000,000 as part of the purchase consideration for the acquisition of our operating company, Quality International. We had a working capital deficit of $31,573,181 as of March 31, 2023. This compares with a working capital deficit of $33,084,200 as of December 31, 2022.

Operating activities provided $2,205,911 in cash for the three months ended March 31, 2023, as compared with $54,183 provided in cash for the three months ended March 31, 2022. Our positive operating cash flow for Q1 2023 was mainly the result of growth in core business activities being higher operating profit.

Investing activities used $704,119 in cash for the three months ended March 31, 2023, as compared with $0 used in cash for the three months ended March 31, 2022. Our negative investing cash flow for Q1 2023 was mainly the result of investing in long term assets for the company’s growth.

Financing activities provided $1,584,464 in cash for the three months ended March 31, 2023, as compared with $52,824 in cash provided for the same period ended 2022. Our financing cash flow for Q1 2023 was mainly the result of Finance costs and issuance of a convertible note.

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

Over the next twelve months, management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

Impact of Acquisitions

Historically a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvements initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results in the short term but has historically been the case in the medium to long term.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in the Notes of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On December 31, 2022, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on December 31, 2022. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to the future periods’ results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed on May 8, 2023.

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

On May 4, 2023, the Company issued to Exchange Listings LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE.

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

On May 4, 2023, the Company issued to Louise Bennett 1,000,000 shares of our common stock with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1*	Convertible Promissory Note, dated March 17, 2023, with RB Capital Partners Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
4.2**	Warrant Agreement, dated April 19, 2023, Exchange Listing, LLC
10.1**	Stock Purchase Agreement, dated April 19, 2023, Exchange Listing, LLC
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL).
104**	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101.*
* Incorporated by reference to the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023 **Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	May 19, 2022

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

