Form 10-Q
period 2023-06-30
Quality Industrial Corp.
filed 2023-08-10
CIK 1393781

Ff25

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,876,965 common shares as of August 9, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets for the three months ended June 30, 2023, and December 31, 2022 (Unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2023, and 2022 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended June 30, 2023, and 2022 (Unaudited);
F-4	Consolidated Statements of Cash Flows for the period ended June 30, 2023, and 2022 (Unaudited); and
F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023, are not necessarily indicative of the results that can be expected for the full year.

3

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

		June 30, 2023	December 31,2022
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	4	1,707,801	1,312,565

Accounts Receivable	5	60,408,873	37,835,611
Inventories	5	1,536,283	1,202,674
Work in progress	5	39,974,415	57,433,535
Deposits	5	1,503,279	1,503,279
Advance to Sub Contractors	5	6,612,608	7,539,940
Other Current Assets	5	4,943,622	4,774,317
Total Current Assets		116,686,881	111,601,921

Non- Current assets

Property Plant & Equipment	6	1,290,081	1,365,585
Capital WIP		1,667,509	1,884,569
Furniture, Fixtures & Office Equipment	6	118,193	156,370
Lease Hold Improvements & Building	6	17,146,631	17,390,067
Right of Use assets	7	11,906,654	11,906,654
Goodwill	8	56,387,027	56,387,027
Total Non-current assets		88,516,095	89,090,272
TOTAL ASSETS		$205,202,976	$200,692,193
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	9
Accounts payable and accrued liabilities		43,299,321	44,551,407
Short term bank borrowings		18,911,641	18,220,315
Other Current Liabilities		81,436,536	81,914,399
Total current liabilities		143,647,498	144,686,121

Long Term liabilities
Convertible Notes	10	2,070,000	1,100,000
Bank Borrowings	11	10,761,062	12,378,098
Lease Liabilities	11	13,581,728	13,696,729
Other long-term liabilities	11	1,938,218	1,953,853
Total Long-Term Liabilities		28,351,008	29,128,680
Total Liabilities		171,998,506	173,814,801
Stockholders' Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of March 31, 2023, and December 31, 2021, respectively	12	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 114,576,965 and 102,883,709 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	12	114,579	102,886
Additional paid-in capital		13,607,017	12,174,975
Retained Earnings/ accumulated Deficit		(7,454,567)	(9,193,862)
Minority Interest	13	26,937,441	23,793,393
Total stockholders' Equity		33,204,470	26,877,392
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$205,202,976	$200,692,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Three Months Ended		For the Six Months Ended
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue		$21,601,906	$18,216,000	$39,759,756	$18,216,000

Cost of revenues		13,662,355	12,829,000	26,367,174	12,829,000

Gross profit		7,939,550	5,378,000	13,392,581	5,378,000

Operating expenses
Professional fees		210,843	70,922	271,247	217,839
General and administrative	14	2,397,684	3,297,934	4,769,690	3,335,445
Stock based compensation		721,000	—	721,000	—
Total operating expenses		3,329,527	3,368,856	5,760,937	3,553,284

Profit/Loss from operations		4,610,023	2,018,144	7,631,644	1,833,716

Other Non-operating expenses
Interest on convertible notes		25,715	—	45,238	—
Stock issued for services		721,192	—	721,192	—
Interest expense		1,010,483	408,772	1,981,871	(409,784)
Loss on license agreement		—	—	—	(104,550)
Total other expense		1,757,390	408,772	2,748,301	514,334
Other Income
Gain on settlement and forgiveness of debt		—	337,071	—	457,071
Total Other Income	15	—	337,071	—	457,071
Net Income (Loss)		2,852,633	1,946,453	4,883,343	1,776,453
Net profit per common share - basic and diluted.		0.03	0.02	0.05	(0.00)
Weighted average common shares outstanding		110,222,564	100,621,953	106,573,410	98,669,372

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended June 30, 2023

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Minority Interest	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2022	—	—	102,833,709	102,886	12,174,975	23,793,393	(9,193,862)	26,877,392
Common stock issued for cash	—	—	—	—	—	—	—	—
Common stock issued for license agreement	—	—	—	—	—	—	—	—
Imputed Interest	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	1,015,318	1,015,394	2,030,710
Balance, March 31, 2023	—	—	102,883,709	102,886	12,174,975	24,808,711	(8,178,470)	28,908,102
Common stock issued for services	—	—	1,693,256	1,693	721,042	—	—	722,735
Common stock issued as staff compensation	—	—	10,000,000	10,000	711,000	—	—	721,000
Imputed Interest	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	2,128,730	723,903	2,852,633
Balance, June 30, 2023	—	—	114,576,965	114,579	13,607,017	26,937,441	(7,454,567)	33,204,470

 For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2021	—	$—	94,738,209	$94,740	$11,904,190	—	$(12,367,937)	$(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2,550	102,000	—	—	104,550
Imputed interest	—	—	—	—	745	—	745
Net Income	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	$—	100,288,209	$100,290	$12,073,484	(11,725)	$(12,537,927)	$(375,878)
Common stock issued for cash	—	—	595,500	596	26,421	11,725	—	38,742
Imputed interest	—	—	—	—	753	—	—	753
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	(6,283)
Net Income	—	—	—	—	—	—	1,129,963	1,129,963
Balance, June 30, 2022	—	$—	100,883,709	$100,886	$12,094,375	—	$(11,407,964)	$(787,297)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$2,852,633	$1,776,453
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	721,000	—
Stock issued for services	721,192	—
Depreciation	652,961	564,958
Loss on license agreement	—	104,550
Settlement and forgiveness of debt	—	457,071
Finance cost	1,010,483	(409,784)
Changes in assets and liabilities
Increase in current assets	(5,966,149)	(18,583,454)
Increase (decrease) in accounts payable	1,831,451	16,040,499
Net cash used in operating activities	1,823,571	(140,281)

Cash Flows from Investing Activities
Change in non-current assets	625,337	—
Net cash used in investing activities	625,337	—

Cash Flows from Financing Activities
Proceeds from issuance of Convertible Notes	770,000	—
Finance cost	(1,010,483)	409,784
Proceeds from loans	(1,732,100)	—
Payment of related party advances	—	—
Stock redemption for cash	—	—
Loss on License agreement	—	(104,550)
Related party line of credit	—	—
Proceeds from issuance of common stock	1,583	196,331
Net cash from financing activities	(1,971,000)	139,068

Net increase (decrease) in Cash	477,908	(1,213)

Beginning cash balance	1,229,893	15,659

Ending cash balance	$1,707,801	$14,446

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

On the 28th of May 2022, we changed ownership, when on Ilustrato Pictures International, Inc. (“ILUS”) acquired 77% of the outstanding shares in our Company. Modern Art Foundation Inc. (“Modern Art”), Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of common stock in the Company to Ilustrato Pictures International, Inc. (“Ilustrato”). Pursuant to a Stock Transfer Agreement, Ilustrato purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link, who is the CEO of ILUS, is the beneficial owner.

Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

 Quality Industrial Corp. is the Industrial and Manufacturing subsidiary of ILUS. QIND has planned future acquisitions and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. Also, during 2022, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer, Mr. Carsten Falk was appointed as our Chief Commercial Officer, Mr. Krishnan Krishnamoorthy was appointed as our Chief Financial Officer and finally, Mrs. Louise Bennett was appointed Chief Operations Officer. The Officers and Director of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employee agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies.

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

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of QIND and all of its majority – owned or controlled subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated. Further, while preparing consolidated financial statements, all the U.S. GAAP principles of consolidation have been followed and non-controlling interest have been recorded separately in the Consolidated Balance sheets.

Use of estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on six levels of inputs, of which the first two are considered observable and the last unobservable.

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

In accordance with ASC 718, the company will generally apply the same guidance to both employee and nonemployee share-based awards. However, the company will also follow specific guidance for share-based awards to nonemployees related to the attribution of compensation cost and the inputs to the option-pricing model for expected term. Nonemployee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

The Company calculate the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeiture” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expenses for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Particulars	June 30, 2023	June 30, 2022
Basic and diluted EPS*
Numerator
Net income / (loss)	2,852,633	1,946,443
Net Income attributable to common stockholders	2,852,633	1,946,443
Denominator
Weighted average shares outstanding	110,222,564	100,621,953
Number of shares used for basic EPS computation	110,222,564	100,621,953
Basic and diluted EPS*	0.03	0.02

* The company has only issued common stock

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

 Inventories

In accordance with ASC 330, Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

Leases

The Company accounts for leases with escalation clauses in accordance with Accounting Standards Codification (ASC) 840, “Lease”.

In accordance with the principles of ASC 840, company recognizes both the assets and the liabilities arising from their leases. The lease liability is measured as the present value of lease payments while the lease assets is equal to the lease liability adjusted for certain items like prepaid rent ad lease incentives.

The Company applies a single recognition and measurement approach for all leases, except for short-term leases and leases of low-value assets. The Company recognizes lease liabilities to make lease payments and right-of-use assets representing the right to use the underlying assets.

Lease liabilities

At the commencement date of the lease, the Company recognizes lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate, and amounts expected to be paid under residual value guarantees. The lease payments also include, if any, the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating a lease, if the lease term reflects the Company exercising the option to terminate.

The variable lease payments that do not depend on an index or a rate are recognized as expense in the period on which the event or condition that triggers the payment occurs.

In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

Short-term leases and leases of low-value assets

The Company applies the short-term lease recognition exemption to its short-term leases (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered to be low value. Low value asset consideration is those less than USD 5,000. Lease payments on short-term leases and leases of low value assets are recognized as expense on a straight-line basis over the lease term.

The Company’s subsidiary Quality International has entered into commercial leases of land for office, manufacturing yards and storage facilities. These leases generally have lease term of 25 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has certain leases with lease terms of 12 months or less and leases with low value.

The Company has Lease arrangement for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

During fiscal year 2022, the Company recognized interest on lease liabilities amounting to $667,614 and paid $1,906,838 as lease payments.

As of June 30, 2023, Lease liabilities are presented in the statement of financial position as:

Current portion of lease liabilities:  $835,943

Non-Current portion of lease liabilities: $13,581,728

Income Tax

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC Topic 740”). This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard. Deferred tax assets have not been created for those subsidiaries which are in income tax-free jurisdiction, because the losses incurred cannot be utilized in the future, rendering deferred tax assets irrelevant.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of six months or less to be cash equivalents. There was $1,707,801 and $1,312,565 in cash and cash equivalents as of June 30, 2023, and December 31, 2022, respectively.

NOTE 5. CURRENT ASSETS

 Other Current Assets

Year	June 30, 2023	December 31, 2022

Retention Receivables	2,590,611	2,800,611
Amount Due from a Related Party	2,072,077	1,794,218
Accrued Discount on Convertible notes	70,000	—
Other misc. current assets	210,934	179,488
Total other current assets	$4,943,622	$4,774,317

Accounts Receivable

Accounts receivables are recorded at face value less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

Accounts receivable arises from our subsidiary Quality International. The duration of such receivables extend from 30 days beyond 12 Months with an average of 60 days. Payments are received only when a project milestone or entire project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience. The majority of accounts receivable which extend beyond 12 months due to warranties and legacy receivables which are guaranteed by Gerab National Enterprises (LLC).

Work In Progress

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being held as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

Advances to Sub- Contractors/ suppliers

Advances have been paid to the suppliers in the ordinary course of business for procurement of specialized material and equipment required in the process of manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and pipes.

Retention Receivables:

Retention receivable relates to a percentage of the contract price being retained by the customers for a period of 12 to 18 months (as per contract agreements), for the purpose of repair of damages (if any), that arise as a result of work done on the projects by the Company. These amounts are received at the expiration of the retention period.

Other Misc. Current Assets:

Other Misc. Current Assets as mentioned in the above table includes advances paid in connection with the operations of the company.

Related party Advances:

As of June 30, 2023, and June 30, 2022, the Company had amounts due from Ilustrato Pictures International, Inc., a majority shareholder of the Company, of $277,859 and $0, respectively.

As of June 30, 2023, the Company had amounts due from Gerab National Enterprises (L.L.C) a shareholder of Quality International, a subsidiary of the Company, of $1,794,218.

NOTE 6. NON-CURRENT ASSETS

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

Depreciation

Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. Depreciation expense in the year 2022 belongs to Depreciation accounted for on Plant Property and Equipment obtained as part of our subsidiary acquisition. See Note 1 for further details.

	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Capital work in Progress	Total
December 31, 2021	—	—	—	—	—
Additions during the year	—	—	—	—	—
Additions on account of acquisition of Subsidiary	25,427,300	27,086,143	5,741,179	1,884,569	60,139,191
December 31, 2022	25,427,300	27,086,143	5,741,179	1,884,569	60,139,191
Additions during the Quarter	929,642	—	—	408,277	1,337,919
March 31,2023	26,356,942	27,086,143	5,741,179	2,292,846	61,477,110
Additions/ Disposal during the Quarter	—	—	—	(625,337)	(625,337)
June 30, 2023	26,356,942	27,086,143	5,741,179	1,667,509	60,851,773
Accumulated depreciation of the assets acquired as a result of acquisition of subsidiary
December 31, 2020	21,416,058	7,542,546	5,251,799	—	34,210,403
Charge for the year	1,633,889	1,071,089	167,975	—	2,872,953
Eliminated on disposal during the year	—	—	—	—	—
December 31, 2021	23,049,947	8,613,6325	5,419,774	—	37,083,356
Charge for the year	1,011,768	1,082,441	165,035	—	2,259,244
Accumulated Depreciation December 31, 2022	24,061,715	9,696,076	5,584,809	—	39,342,600
Carrying value December 31, 2022	1,365,585	17,390,067	156,370	1,884,569	20,796,591
Charge for the Quarter1	633,798	0.00	0.00	0.00	633,798
Accumulated Depreciation till March 31,2023	24,695,513	9,696,076	5,584,809	0.00	39,976,398
Carrying value March 31, 2023	1,661,429	17,390,067	156,370	2,292,846	21,500,712
Charge for the Quarter2	371,348	243,436	38,177	—	652,961
Accumulated Depreciation till June 30, 2023	25,066,861	9,939,512	5,622,986	—	40,629,359
Carrying value June 30, 2023	1,290,081	17,146,631	118,193	1,667,509	20,222,414

NOTE 7. RIGHT OF USE ASSETS

The Company’s subsidiary has entered into commercial leases of land for offices, manufacturing yards and storage facilities. These leases generally have lease term of 25 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has certain leases with lease terms of 12 months or less and leases with low value.

The Company has Lease arrangement for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

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

The Company recognizes right-of-use assets at the commencement date of the lease (i.e., the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received and estimate of costs to be incurred by the lessee in dismantling and removing the underlying asset, restoring the site on which it is located or restoring the underlying asset to the condition required by the terms and conditions of the lease, unless those costs are incurred to produce inventories. Unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term, the recognized right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term as follows:

Land: 25 years

Right-of-use assets are subject to impairment review.

NOTE 8. GOODWILL

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date and is subject to annual impairment. Goodwill is the excess of the purchase price paid for an acquired entity and the amount of the price not assigned to acquired assets and liabilities. It arises when an acquirer pays a high price to acquire a business. This asset only arises from an acquisition, and it cannot be generated internally. Goodwill is an intangible asset, and so is listed within the long-term assets section of the acquirer's balance sheet.

The Company accounts for business combinations by estimating the fair value of consideration paid for acquired businesses and assigning that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. If the fair value of assets acquired and liabilities assumed exceeds the fair value of consideration paid, a gain on bargain purchase is recognized. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require us, among other things, to estimate future cash flows and discount rates. Such analyses involve significant judgments and estimations.

The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and intangible assets for impairment annually if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value.

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

Other Current Liabilities*	June 30, 2023	December 31, 2022
Lease Liabilities	835,943	836,382
Accrued Interest on Convertible note	77,093	31,855
Payable to the shareholders of the Subsidiary Quality International	80,500,000	81,000,000
Misc. Liabilities	23,500	46,162
Total	$81,436,536	$81,914,399

Short term Borrowings amounting to $18,911,641, is the current portion of bank borrowings, which correspond to our subsidiary Quality International. The short-term bank borrowings will be paid off with the purchase consideration of which $45M will be paid to Quality International according to the signed Share Purchase Agreement filed as an exhibit to this form 10-Q.

Loan Payable amounting to $80,500,000 is the liability of the company on account of acquisition of subsidiaries. The same is payable in tranches to Quality International as a part of purchase consideration.

As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-Current liabilities.

Accounts Payable and Accrued Liabilities	June 30, 2023	December 31, 2022
Accounts Payable	41,009,707	43,344,990
Accrued Liabilities	2,289,614	1,206,417
Total	$43,299,321	$44,551,407

NOTE. 10. CONVERTIBLE NOTES

•        On August 3, 2022, the Company issued a two year convertible promissory note in the principal amount of $1,100,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

•         On March 17, 2023, the Company issued a two year convertible promissory note in the principal amount of $200,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

•         On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one year convertible promissory note in the principal amount of $220,000 (the "Jefferson Note"). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $0.35 per share.

•         On June 16, 2023, the Company issued to Sky Holdings Ltd. a six month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $0.35 per share.

NOTE 11.  LONG-TERM LIABILITIES

As of June 30, 2023, and December 31, 2022, the Company had total Long-Term Liabilities of $28,351,008 and $29,128,680 respectively. The Company has outstanding lease liabilities and long-term bank borrowings through its subsidiary Quality International and will be paid off with purchase consideration of which $45,000,000 will be paid to Quality International according to the signed Share Purchase Agreement filed as an exhibit to this form 10-Q.

Long-term Bank Borrowings from Financial institution amounting to $10,761,062 belongs to our subsidiary Quality International. These terms loans were acquired from commercial banks in UAE for the purchase of machineries. These term loans carry financing cost at commercial rate plus 1-to-3-month EIBOR per annum.

These Borrowings are secured by personal and corporate guarantee by Gerab National Enterprises (L.L.C) of the Quality International along with registered mortgage over plant and machineries belonging to the company Quality International located in Hamriyah Free Zone phase-II, UAE.

Other long-term liabilities:

Particulars	June 30, 2023	December 31, 2022
End of service benefits	1,938,218	1,953,853
Total	$1,938,218	$1,953,853

Further, the holding company QIND formerly known as Wikisoft Corp, entered into loan agreement with Fastbase Inc, the details of the loan agreement along with Forgiveness of Debt are as follows:

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

As of June 30, 2023, and December 31, 2022, the balance of loan owed to Fastbase Inc was $0.

Options and Warrants

In accordance with ASC 470, detachable warrants issued are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance, the portion of the proceeds assigned to the warrants credited to paid-in capital, and the remainder to the debt instrument.

On April 19, 2023, the Company issued a common share purchase warrant to Exchange Listings LLC (the “Exchange Common Share Purchase Warrant”). The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 200,000 of the Company’s common shares (whereby such number may be adjusted from time to time pursuant to the terms and conditions of the Exchange Common Share Purchase Warrant) at the exercise price of $0.58, per share then in effect.

On May 23, 2023, the Company issued a common share purchase warrant to Jefferson Street Capital LLC (the “Jefferson Common Share Purchase Warrant”). The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 50,000 of the Company’s common shares (whereby such number may be adjusted from time to time pursuant to the terms and conditions of the Jefferson Common Share Purchase Warrant) at the exercise price of $3.50, per share then in effect.

NOTE 12. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2023, and December 31, 2022, there were 114,576,965 and 102,883,709 shares of common stock issued and outstanding, respectively.

As of June 30, 2023, and December 31, 2022, there were 0 and 0 shares of preferred stock of the Company issued.

Net assets of the Quality International as per December 31, 2022, was $49,255,718 with 48% Minority Interest valued at $23,642,745. See note 8, Goodwill.

Common Stock issuances during the six months ending June 30, 2023.

•	On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.
•	On May 4, 2023, the Company issued to John-Paul Backwell Link 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.
•	On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.
•	On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.
•	On May 4, 2023, the Company issued to Louise Bennett 1,000,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.
•	On May 8, 2023, the Company issued to Exchange Listings LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE.
•	On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant-date and fair value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

NOTE 13. MINORITY INTEREST

The Company acquired 52% of Quality International for $82,000,000, now owning 52% of net assets of Quality International. Net Assets of Quality International was $49,255,718 on December 31, 2022. The remaining $56,387,027 of the purchase price is a part of the Company’s Goodwill (see note 8). Furthermore, 48% of the quarter earnings of the subsidiary Quality International have been transferred to Minority Interest.

NOTE 14. OPERATING EXPENSES

The majority of operating expenses in 2021 resulted from Stock based compensation. In 2022, we have not issued any stock for services. General & Admin expenses in the year 2022 are attributable to administrative and operating costs associated with our business activities. Such expenses include Employee related costs, rent and other operating expenses.

General and Administrative Expenses	June 30, 2023	June 30, 2022
Salaries and related benefits	1,374,114	1,351,700
Travelling and conveyance	147,300	185,000
Repairs and maintenance	55,238	38,900
Printing and Stationary	9,206	8,500
Depreciation on Plant, Property & Equipment	652,961	564,958
Insurance	18,413	15,000
IT Support & software	14,220	58,516
Utilities	11,772	11,857
Misc general business expenses	114,460	1,063,503
Total	$2,397,684	$3,297,934

See Note 6 to Financial Statements for Depreciation on Property, Plant and Equipment.

NOTE 15. OTHER NON-OPERATING INCOME

During second quarter of 2023, the company did not earn any other income as compared with the other income earned on account of gain of forgiveness of debt, amounting to $337,071 for the same comparative period.

Non-Operating income	June 30, 2023	June 30, 2022
Sale of scrap	—	—
Exchange Gain/loss	—	—
Misc Income	—	—
Gain on settlement and Forgiveness of Debt	—	337,071
Total	$0	$337,071

NOTE 16. PURCHASE OF MEMBERSHIP INTEREST IN ETHERALABS LLC

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

NOTE 17. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements could be misleading.

On July 17, 2023, the Company issued to Sky Holdings Ltd. 300,000 shares of our common stock with a grant-date and fair value of the award as of June 16, 2023, at $0.42 pursuant to a share purchase agreement signed on June 16, 2023.

On July 31, 2023, the shareholders of Quality International and the company entered into an amendment to the Purchase Agreement to revise the payment schedule for the Purchase Price for the Shares. The agreement has been filed as an exhibit with this form 10-Q.

On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

On January 27, 2023, we entered into the Petro Line Share Purchase Agreement, to acquire 51% of Petro Line FZ-LLC. The acquisition never materialized after a fire at a Petro Line factory. An investigation into the fire’s impact led us to subsequently mutually terminate the Petro Line Share Purchase Agreement on August 3, 2023, and no payments to Petro Line were made.

On August 4, 2023, the Board of Directors of Quality Industrial Corp, approved a change in fiscal year end of the Company from December 31, to June 30. The Board’s decision to change the fiscal year end was related to the Company’s intent to uplist to the NYSE American and to allow investors to accurately measure revenue and earnings year-over-year.

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

Overview

We aim to be a global leader in the manufacture of precision engineered technology and equipment for the industrial, manufacturing, oil & gas, and utility sectors. We strive to be the leading global manufacturer of the next-generation equipment needed to support the world’s growing need for high-quality, sustainable energy solutions.

We changed ownership on the 28th of May 2022, when Ilustrato Pictures International, Inc. (“ILUS”) acquired 77.4 % of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our chairman of the board of directors, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Kjems Falk was appointed as our Chief Commercial Officer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND and plans to continue to make strategic acquisitions in the industrial, manufacturing, oil & gas and utility Sectors. Our first acquisition occurred on January 18, 2023, with a 52% interest in Quality International Co Ltd FCZ (“Quality International”), a United Arab Emirates headquartered company which manufactures custom solutions for the oil and gas, energy, water desalination, wastewater, offshore and public safety sectors. The Company has over 10 million square feet of manufacturing and assembly facilities and 1,350 employees. It has all the required oil and gas industry certifications in place and is on several global preferred vendor lists including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol, Gasco.

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

Recent Developments

On January 18, 2023, QIND signed a definitive share purchase agreement the “QI Share Purchase Agreement”) acquiring 52% of Quality International Co Ltd FZC . All closing documents were executed for the transaction on March 6, 2023. The QI Share Purchase Agreement was later amended on July 31, 2023, and is filed as an exhibit to this registration statement. Quality International Co Ltd FZC currently has signed purchase orders exceeding $150M in various stages of the manufacturing process. The Company will allocate resources to our subsidiary with the aim to increase efficiency, drive increased sales and positively impact their financial results.

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

On August 4, 2023, the Board of Directors of Quality Industrial Corp, approved a change in fiscal year end of the Company from December 31 to June 30. The Board’s decision to change the fiscal year end was related to the Company’s intent to uplist to NYSE American and to allow investors to accurately measure revenue and earnings year-over-year.

Results of Operation for the three and six Months Ended June 30, 2023, and 2022

Revenues

We earned $21,601,906 in revenue for the three months ended June 30, 2023, compared with $18,216,000 in revenue for the three months ended June 30, 2022, amounting to a 18.6% increase in revenue quarter over quarter.

Operating Expenses

Operating expenses decreased from $3,368,856 for the three months ended June 30, 2022, to $3,329,567 for the three months ended June 30, 2023.

Our operating expenses in Q2 2023 were mainly as a result of administrative and operating costs associated with the business activities of our subsidiary, Quality International, stock-based compensation to our management. Our operating expenses in Q2 2022 were mainly the result of Professional fees and operating expenses.

We anticipate that our operating expenses will increase as we undertake the expansion plan associated with our acquisition. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other expenses of $1,757,390 for the three months ended June 30, 2023, as compared to $408,772 in other expenses for the three months ended June 30, 2022. Our other expenses in Q2 2023 were mainly the result of stock issued for services and Interest on long term borrowings and convertible notes. Our other expenses in Q2 2022 were mainly the result of a Loss on a license agreement.

Net Income/Net Loss

We incurred net income of $2,852,633 for the three months ended June 30, 2023, compared to a net income of $1,946,453 for the three months ended June 30, 2022, amounting to a 46.6% increase in net income quarter over quarter. The increase in net income for the quarter resulted in a net income per common share (Earnings Per Share – EPS) for the three months ended June 30, 2023, of $0.03, and June 30, 2022, of $0.02.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $116,686,881 and total current liabilities of $143,647,498 which include the payable amount of $80,500,000 as part of the purchase consideration for the acquisition of our operating company, Quality International. We had a working capital deficit of $26,960,617 as of June 30, 2023. This compares with a working capital deficit of $33,084,200 as of December 31, 2022.

Operating activities provided $1,823,571 in cash for the three months ended June 30, 2023, as compared with $(140,281) provided in cash for the three months ended June 30, 2022. Our positive operating cash flow for Q2 2023 was mainly the result of growth in core business activities being higher operating profit.

Investing activities used $625,337 in cash for the three months ended June 30, 2023, as compared with $0 used in cash for the three months ended June 30, 2022. Our positive investing cash flow for Q2 2023 was mainly the result of movement in capital work in progress for the company’s growth.

Financing activities provided $1,971,000 in cash for the three months ended June 30, 2023, as compared with $139,068 in cash provided for the same period ended 2022. Our financing cash flow for Q2 2023 was mainly the result of Finance costs and issuance of a convertible note.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material disputes and do not have any material litigation matters pending; however, from time to time, we may become involved in various legal actions that arise in the normal course of business. We intend to defend vigorously against any future claims and litigation, but litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A: Risk Factors

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

From January 1, 2023, to present, we made the following issuances:

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

On May 5, 2023, the Company issued to Exchange Listings LLC 1,543,256 shares of our common stock valued at $0.41 per share for consultancy services.

On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant-date and fair market value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

On July 26, 2023, the Company issued to Sky Holdings Ltd. 300,000 shares of our common stock with a grant-date and fair market value of the award as of June 16, 2023, at $0.42 pursuant to a share purchase agreement signed on June 16, 2023

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1**	Amended Share Purchase Agreement, dated July 31, 2023, with shareholders of Quality International Co Ltd FZC. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
10.2**	Cancellation of Share Purchase Agreement, dated August 3, 2023, with shareholders of Petro Line FZ-LLC. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
10.3*	Warrant Agreement, dated April 19, 2023, with Exchange Listing, LLC
10.4*	Stock Purchase Agreement, dated April 19, 2023, with Exchange Listing, LLC
10.5*	Warrant Agreement, dated May 23, 2023, with Jefferson Street Capital LLC
10.6*	Convertible Promissory Note, dated May 23, 2023, with Jefferson Street Capital LLC
10.7*	Stock Purchase Agreement, dated May 23, 2023, with Jefferson Street Capital LLC
10.8*	Stock Purchase Agreement, dated June 16, 2023, with Sky Holding Ltd.
10.9*	Convertible Promissory Note, dated June 16, 2023, with Sky Holding Ltd.
10.10*	Convertible Promissory Note, dated July 31, 2023, with 1800 Diagonal Lending LLC
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL).
104*	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document and are included in Exhibit 101*
*Filed herewith. ** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	August 10, 2023

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)

