Form 10-KT
period 2023-06-30
Quality Industrial Corp.
filed 2023-08-21
CIK 1393781

x`x[1]

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2023 to June 30, 2023.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $4,583,168.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 114,426,965 shares as of August 18, 2023.

As used in this Transition Report on Form 10-KT, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Quality Industrial,” or “QIND” refer to Quality Industrial Corp., a Nevada corporation.

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this transition report because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this transition report and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this transition report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position.

i

PART I

ITEM 1.	BUSINESS

Overview

We are a leader in the manufacture and assembly of heavy engineering equipment and precision engineered technology for the Industrial, Oil & Gas, and Utility sectors.

Quality International is a leading turnkey provider of total integrated solutions to the global energy and infrastructure market with over twenty years of operating experience. The company is ISO Certified with international accreditations, specializing in Design, Engineering, Procurement, Fabrication, Testing, Construction, Manufacturing and Site Installation of Heavy Engineering Equipment, Process Skids and Modules, Pipe Spools and Piping Systems, Offshore Structures and Tank Farms. With a wide spectrum of services, the Company meets stringent customer demands through a broad range of competent, ultra-reliable engineering solutions and services.

Based in the United Arab Emirates (UAE), Quality International has manufacturing facilities in Sharjah, Fujairah and Abu Dhabi. The company has a total manufacturing area of over 900,000 square meters with approximately 220,000 square meters of that in a waterfront facility. This enables shipment of very large equipment/modules directly onto barges and ships.

Quality International designs projects and equipment as per customer-specific requirements in stainless steel, duplex, super duplex, carbon steel, alloy steel and clad construction. In addition to this, the company also manufactures equipment as per the ASME, PD 5500, TEMA, API 650, 620 and other international standards.

Quality International’s customers are engineering, procurement & construction (“EPC”) contractors, technology providers and multinational companies who are leaders in their respective industries. Representative customers include Total, Shell, BP, Chevron, Sasol McDermott, Technip Energies, Sonatrach, Worley, Doosan, Tecnimont, UTICO and Air Products.

We aim to become the global leader in the manufacture and assembly of equipment and technology for the wider Energy sector as it aims to reduce carbon in its operations and transition to greener forms of energy production. Quality International already manufactures infrastructure and equipment for the Hydrogen and Offshore Wind Industries and we aim to further expand our manufacturing of the vital infrastructure and equipment required for the production of low carbon energies, decarbonization solutions such as green hydrogen, and sustainable fuels.

We changed ownership on May 28, 2022, when, Ilustrato Pictures International Inc. (“ILUS”) acquired 77.4 % of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk was appointed as our Chief Commercial Officer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is now a public company

Corporate Office

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website addresses are www.qualityindustrialcorp.com, http://qualityinternational.ae and our email address is info@qualityindustrialcorp.com. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Form 10-KT.

New Business Direction – Industrial & Manufacturing

Quality Industrial Corp. is the Industrial and Manufacturing subsidiary of ILUS. QIND has planned future acquisitions and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission.

Quality International Co Ltd FZC

We signed a share purchase agreement to acquire a 52% interest in Quality International Co Ltd FZC on January 18, 2023.

Quality International specializes in the following industries and field of activities, as described below and illustrated in the graphics:

•	Oil & Gas Industry

•	Refineries & Petrochemicals Industry

•	Chemical, Fertilizer, Metals & Mineral Processing Industry

•	Offshore Industry

•	Water & Wastewater Treatment Plant Industry

•	Power & Desalination Industry

Quality International’s operations include the complimentary business of manufacturing process equipment, process skids & modular assemblies, pipe spools & piping system installations, heavy structures (jakets, flare trestles), tank farms and turnkey projects. The company’s services include design, detail engineering, procurement, fabrication, testing, and site installation & commercial assistance. The graphic below further visualizes this.

Quality International manufactures the following types of products:

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

3

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

5

6.       Heavy structures (On-shore & Off-Shore)

▪  Piles

▪  Jackets

▪  Decks

▪  Bridges & Flare Trestles

▪  Top Sides

▪  Offshore Process Platform

▪  Auxiliary Structures

7.       Turnkey Projects & EPC Contracts. Full scope of work including Civil, Mechanical, Electrical and Instrumentation for:

▪  Tank Farms

▪  Lubricant Blending Plants

▪  Process Plants

▪  Pipeline and BOP Packages

Intellectual Property

Quality International does not own registered intellectual property rights. The Company’s intellectual property resides in its specific manufacturing processes, capability, compliance, and certifications that have made it a trusted manufacturer for many large global multinationals including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol, Gasco, Doosan and Technip Energies.

Quality International has the following certifications:

Category	Type	Reference
Certification	ISO 9001:2015	Hamriyah Facility
Certification	ISO 14001:2015	Hamriyah Facility
Certification	ISO 45001:2018	Hamriyah Facility
Certification	Manufacturer and Welding Shop acc. To AD 2000-Code / DIN EN ISO 3834	Hamriyah Facility
Certification	ASME U Certificate of Authorization for Pressure vessels	Hamriyah Facility
Certification	ASME U2 Authorization to Manufacture Class 1 and Class 2 pressure vessels	Hamriyah Facility
Certification	ASME S Authorization to manufacture and assembly of power boilers	Hamriyah Facility
Certification	National Board of Boiler & Pressure Vessel Inspectors – Accreditation of “R” Repair Organizations	Hamriyah Facility
Certification	National Board of Boiler & Pressure Vessel Inspectors – Authorised to apply “NB” mark and register pressure vessels.	Hamriyah Facility

Competition

Quality International operates in what is currently a high growth, high demand sector, whereby several certified manufacturers of equipment and technology for the Industrial, Oil and Gas and Utility sectors compete for contracts. Manufacturing contracts are awarded by EPC Contractors, Technology Providers and Multinational companies for the manufacture of their required infrastructure and equipment.

A list of some of Quality International’s competitors is provided below:

•	Charles Thompson Ltd (CTL), operates out of the United Kingdom and is an established process plant equipment engineering company, specializing in the mechanical design and manufacture of bespoke equipment for the hydrocarbon and process industries; namely: pressure vessels, shell and tube heat exchangers, filtration and drying equipment, pipework systems, columns, reactors and complete pre-packaged process systems for on and offshore applications.
•	ATB Group is an Italian manufacturer of process equipment for the Petrochemical industry, ammonia and urea production sector as well as for gas treatment plants.
•	Integrated Flow Solutions operates out of the United States and specializes in the design and manufacture of modular engineered-to-order (“ETO”) and configure-to-order (“CTO”) liquid and gas process systems.
•	HSM Offshore Energy is a large Dutch construction yard which manufactures platforms, modules and equipment for the Oil and Gas and Energy sectors.
•	Harris Pye is a global company headquartered in the United Kingdom. The company specializes in the repair, maintenance, upgrade and installation services for boilers, heat transfer and associated equipment within the marine, offshore, energy from waste, and associated onshore industrial sectors.
•	Aarya Engineering is a United Arab Emirates based steel fabrication and mechanical contracting company. The company manufactures Tanks and Pressure Vessels, Piping Systems, Furnace Packages, Turnkey Mechanical Solutions and Process Skids for the Oil and Gas, Water Treatment and Powerplant Industries.

Quality International’s advantages over competitors include but are not limited to:

•	Over 20 years of manufacturing experience with an extensive track record of delivery to global multinational customers.
•	A total manufacturing area of over 900,000 square meters with approximately 220,000 square meters of that in a waterfront facility, enabling direct shipping to customers globally.
•	All required ISO, ASME and National Certifications are in place and equipment is manufactured as per the ASME, PD 5500, TEMA, API 650, 620 and other international standards
•	Ability to design and manufacturer bespoke customer specific requirements in in Stainless Steel, Duplex, Super Duplex, Carbon Steel, Alloy Steel and Clad construction
•	Flexibility to offer end-to-end manufacturing capability and shipment as completed units or delivery of modules to customers with assembly on-site.
•	The company is prequalified with the Abu Dhabi National Oil Company (ADNOC), Takreer Oil Refinining Company, GASCO, Borouge, Zakum Development Company, Fertil Ruwais, SABIC, Ma’aden, Kuwait National Petroleum Company and the Kuwait Oil Company.
•	An extensive list of past and present customers including but not limited to Total, Shell, BP, Chevron, Sasol McDermott, Technip Energies, Sonatrach, Worley, Doosan, Tecnimont, UTICO and Air Products.

Employees

We have 6 employees in QIND and Quality International employs approximately 1350 full-time employees and up to 1750 in peak periods. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Corporate History

The Company was incorporated in the state of Nevada under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006 the Company changed its name to Bixby Energy Systems Inc. The Company changed its name to Power Play Development Corporation in September 2006. In April 2007 the Company changed its name to National League of Poker, Inc. In October 2007 the Company changed its name back to Power Play Development Corporation. In October 2011 the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company then changed its name to Wikisoft Corp.

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019, in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. On August 31, 2020, Carsten Kjems Falk was appointed as CEO, and Paul C Quintal was on December 1, 2021 appointed as the the sole director of the company.

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

On March 19, 2020, the Company entered into an Agreement and Plan of Merger (the “Short Form Merger Agreement”) with WikiSoft DE, pursuant to which it was agreed that the Company would merge with and into WikiSoft DE, with the Company surviving. Thereafter, on March 25, 2020, WikiSoft DE merged with and into the Company, with the Company (i.e. Wikisoft Corp. - the NV corporation) surviving pursuant to a Certificate of Ownership and Merger filed in with Delaware Secretary of State, whereby the then wholly owned subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. On March 25, 2020, the Company filed Articles of Conversion in Nevada, whereby the then subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. Prior to the Merger, the Company did not have any business operations, and at the closing of the Merger, the Company’s business as described in detail below.

Wikisoft Corp. had a vision to become one of the largest portals of information for businesses and business professionals. Built on open-source software, the portal wikiprofile.com, was initially launched in January 2018, and the portal was relaunched in June 2021.

We changed ownership on May 28, 2022, when ILUS acquired 77.4 % of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk resigned as our Chief Executive Officer and was appointed as our Chief Commercial Officer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is a public company focused on the Industrial, Oil & Gas and Utility Sectors and a subsidiary to ILUS. The Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly owned subsidiary, Quality Industrial Corp. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “Quality Industrial Corp.” and our Articles of Incorporation have been amended to reflect this name change. Our common stock trades under the symbol “QIND.”

After ILUS acquired control of QIND, on May 28, 2022, the company signed a binding letter of intent on June 28, 2022, to acquire control of Quality International, an international process manufacturing company, manufacturing custom solutions for the Oil & Gas, Petrochemical & Refinery, Chemical & Fertilizer, Power & Desalination, Water & Wastewater and Offshore industries. Quality International has several required industry certifications in place and is on several global preferred vendor lists, with customers including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol and Gasco.

To fund the first tranche of the purchase price for the interest in Quality International, on August 3, 2022, we issued to an accredited investor a two-year convertible promissory note in the principal amount of $1,100,000 the “August 2022 Note”). The August 2022 Note bears interest at 7% per annum. We have the right to prepay the August 2022 Note at any time. All principal on the August 2022 Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

The Binding Letter of Intent with Quality International contemplated a period of due diligence followed by entry into a share purchase agreement. On January 18, 2023, we entered into a share purchase agreement with the shareholders of Quality International (the “QI Share Purchase Agreement”), which agreement provided for our purchase of 78 of the 150 (52%) outstanding shares of Quality International (the “QI Shares”), a freezone company under the regulations of Abu Dhabi General Markets and laws of United Arab Emirates. This entity is our majority owned subsidiary. All closing documents were executed for the transaction on March 6, 2023.

The purchase price for the acquisition shall be up to $137,000,000 in cash, paid in tranches, subject to achievement of financial milestones presented in a schedule of payments set forth in the QI Share Purchase Agreement which was filed with our Form 8-K dated January 18, 2023. Later on July 31, 2023, the parties to the Purchase Agreement entered into an amendment to the Purchase Agreement to revise the payment schedule for the acquisition. The Purchase Price shall remain at up to $137,000,000 in cash, but the schedule was amended, effective as of March 31, 2023.

On July 31, 2023, the parties to the QI Purchase Agreement entered into an amendment to the QI Purchase Agreement (the “Amended QI Purchase Agreement”) to revise the payment schedule for the acquisition to extend the payment timeline with smaller amounts due at each date. Moreover, break fees were introduced if the payments are not received by their respective due dates. In the event that the Company fails to meet any of the revised payment dates and/or the revised payment amounts, pursuant to the Amended Payment Schedule, the parties acknowledge and agree that the QI Shareholders shall have the right, but not the obligation, to, in their sole discretion, terminate the Amended QI Purchase Agreement and all associated agreements with us. Consequently, if terminated, the Company would be liable for the applicable break fee pursuant to the table in the Amended Payment Schedule, and the parties agreed to release each other from the performance of any obligations under the Amended QI Purchase Agreement, together with all related transaction documents, and the parties shall have no accrued rights under the same save as those which are intended to survive after such termination.

In the event that we fail to meet any of the Revised Payment Dates and/or the Revised Payment Amounts pursuant to Tranches 2.1, 2.2, 2.3 and Tranche 3.1 in the table above, the parties acknowledge and agree that the Shareholders shall have the right, but not the obligation, to, in their sole discretion, terminate the Purchase Agreement and all associated agreements with us. Consequently, we would be liable for the applicable break fee pursuant to the table above, and the parties agreed to release each other from the performance of any obligations under the Purchase Agreement, together with all related transaction documents, and the parties shall have no accrued rights under the same save as those which are intended to survive after such termination.

Furthermore, payments for Tranches 4, 5 and 6 are linked and paid in proportion to the percentage of EBITDA target achieved against forecasted EBITDA targets and capped at 100% of EBITDA target. Any shortfall or surplus (as the case may be) on the EBITDA target of a particular Tranche shall be carried over to the subsequent Tranche and to be added to or deducted from (as the case may be) the subsequent EBITDA target. Any shortfall EBITDA existing after the expiration of time allotted for Tranche 6, shall be allowed to be delivered within an extended 6-month period until June 30, 2025, and be paid in proportion to the EBITDA target achieved and capped at 100% of EBITDA target. Any remaining shortfall existing after the expiration of time allotted for Tranche 6, shall be forfeit, resulting in a reduction to the Purchase Price.

The foregoing description of the Purchase Agreement is not complete and is qualified in its entirety by reference to the text of such documents, which are filed as Exhibits to this Form 10-KT.

On March 9, 2023, we changed our SIC code of the Company to SIC 3590 – Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

On June 22, 2023, the board of directors approved the granting of discretionary authority to the board of directors, at any time or times for a period of up to twelve months, to adopt an amendment (the “Amendment”) to the Company’s articles of incorporation, as amended (the “Articles of Incorporation”), to effect a reverse stock split (the “Reverse Stock Split”) with a ratio within the range of 1-for-2 to 1-for-20 (the “Reverse Stock Split Ratio”). On June 22, 2023, the Company received a written consent in lieu of a meeting by the holder of 77,669,078 shares of our common stock (the “Majority Stockholder”) authorizing the Reverse Stock Split and Reverse Stock Split Ratio for a period of up to twelve months conditional upon and concurrent with uplisting to a national stock exchange.

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

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Form 10-KT, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-KT. In assessing the risks below, you should also refer to the other information contained in this Form 10-KT, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risks Relating to Macro Conditions and Our Financial Condition

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

We have obtained growth through the acquisition of Quality International. Under existing accounting standards, we are required to periodically review goodwill assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our operating results, financial condition and the price of our common stock. See the more detailed discussion appearing as part of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial footnotes.

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

The lending documents restrict, and any agreements governing future indebtedness may restrict our ability to dispose of assets and use the proceeds from any such dispositions. Specifically, we intend to repay the Jefferson Note (defined further below) in full with the proceeds from an anticipated public offering. However, should the Jefferson Note not be fully repaid, we are obligated to file a registration statement by August 21, 2023, which is to be declared effective by the Securities and Exchange Commission by no later than November 19, 2023. Failure to comply with these deadlines could expose us to significant legal and financial risks. We cannot assure we will be able to consummate any asset sales, or if we do, what the timing of the sales will be or whether the proceeds that we realize will be adequate to meet indebtedness service obligations when due.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations of the jurisdictions in which we operate, or seek to operate, our business. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in a rapidly evolving and highly competitive industry and our projections are subject to the risks and assumptions made by management with respect to this industry. Operating results are difficult to forecast because they generally depend on our assessment of factors that are inherently beyond our control and impossible to predict with certainty, such as the timing of adoption of future legislation and regulations by different jurisdictions. Furthermore, if we invest in the development of new products or distribution channels that do not achieve commercial success, whether because of competition or otherwise, we may not recover the often material “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, our business may be affected by reductions in customer acquisition, customer persistency and customer spending as a result of numerous factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any unexpected shortfall in income. Our profitability projections make numerous assumptions about the expected future levels of various expense items. Historically most of these expense items have been relatively stable or predictable either in absolute terms or in relation to revenue but there is no certainty that such stability or predictability will continue into the future. These inabilities could cause our operating results in a given period to be higher or lower than expected. If actual results differ from our estimates, analysts may negatively react, and our share price could be adversely impacted.

If we are unable to successfully identify, complete and integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and will continue to be a significant component of our growth strategy, including the recent acquisition of Quality International. We seek to identify and complete acquisitions and may continue to make strategic acquisitions. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected to achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms.

Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. For instance, we considered acquiring a 51% interest in Petro Line FZ-LLC (“Petro Line”), entering into a share purchase agreement on January 27, 2023, (the “Petro Line Share Purchase Agreement”). However, the acquisition never materialized after a fire at a Petro Line factory. An investigation into the fire’s impact led us to subsequently terminate the Petro Line Share Purchase Agreement on July 31, 2023, and no payments to Petro Line were made. Such incidents can significantly affect our financial and operational outlook.

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

The effects of climate change create short and long-term financial risks to our business, both in the UAE and globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate related changes can increase variability in or otherwise impact natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events (e.g., flooding, hurricanes, and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality). We expect climate change could affect our facilities, operations, employees, and communities in the future, particularly at facilities in coastal areas and areas prone to extreme weather events and water scarcity. Our suppliers are also subject to natural disasters that could affect their ability to deliver or perform under our contracts, including as a result of disruptions to their workforce and critical infrastructure. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.

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

We are dependent on the availability of raw materials, parts, and components used in our products.

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

The Company depends on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, the Company could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of the Company’s systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to the Company’s reputation. While the Company attempts to mitigate these risks by employing a number of measures, including having hired an IT manager in ILUS assisting QIND with cyber security expertise, who reports directly to our management team overseeing the parent company and its subsidiaries, employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We have currently not been subject to cybersecurity breaches in our supply chain, software, or services used in our products, services, or business. A severe future cybersecurity incident in our supply chain could however reduce sales, operating margins, and overall financial performance.

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

Currently, we only maintain operations in the United Arab Emirates, and plan to continue our efforts to expand globally, in jurisdictions where we do not currently operate. The Company expects international operations and export sales to continue to constitute the majority of our sales and assets in the foreseeable future. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term. Although we have operating experience in many foreign jurisdictions, we must still continue to make significant investments to build our international operations. The Company’s sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

•         Costs, risks, and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of customers, and the threats of local competitors.

•         Risks of economic instability, including due to inflation.

•         Uncertainties in forecasting revenues and expenses in markets where we have not previously operated.

•         Costs and risks associated with local and national laws and regulations governing the industries in which we operate, health and safety, climate change and sustainability, and labor and employment.

•         Operational and compliance challenges caused by distance, language, and cultural differences.

•         Costs and risks associated with compliance with international tax laws and regulations.

•         Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities.

•         Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions.

•         Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation, and other activities important to our online business practices.

•         Currency exchange rate fluctuations and restrictions on currency repatriation.

•         Competition with companies that understand the local market better than we do or that have preexisting relationships with regulators and customers in those markets.

•         Adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”)

•         Reduced or varied protection for intellectual property rights in some countries

•         Disruption of operations from labor and political disturbances.

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

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the UAE which is pegged to the U.S. dollar. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations.

A Significant or Sustained Decline in Commodity Prices Including Oil Could Negatively Impact the Levels of Expenditures by Certain Company Customers.

Demand for the Company’s products depends, in part, on the level of new and planned expenditures by certain of its customers. The level of expenditures by the Company’s customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates and volatility in commodity prices, including oil, can negatively affect the level of these activities and impact our subsidiary and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of the Company’s customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for the Company’s products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts the absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on the Company and its financial condition and results of operations.

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

Risks Relating to Our Industry and Market

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

In the event that we are unable to successfully compete in our industry, we may see lower profit margins.

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

If we are not able to design, develop and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns and energy mix transition, and technology trends, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced.

The market for our services and products is characterized by continual technological developments to provide better and more reliable performance and services. If we are not able to design, develop, and produce commercially competitive products and to implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns and energy mix transition, and technology trends, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and consolidated results of operations could be materially and adversely affected.

Trends in oil and natural gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile especially after the Russian invasion of Ukraine and are likely to continue to be volatile. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Given the long-term nature of many large-scale development projects, even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can cause them to reduce or defer major expenditures. Any prolonged reductions of commodity prices or expectations of such reductions could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Factors affecting the prices of oil and natural gas include:

•	the level of supply and demand for oil and natural gas;
•	the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance collectively known as OPEC+ to set and maintain oil production levels;
•	the level of oil production in the U.S. and by other non-OPEC+ countries;
•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;
•	the cost of, and constraints associated with, producing and delivering oil and natural gas;
•	governmental regulations and other actions, including economic sanctions and policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
•	weather conditions, natural disasters, and health or similar issues, such as COVID-19 and other pandemics or epidemics;
•	worldwide political and military actions, and economic conditions, including potential recessions; and
•	increased demand for alternative energy and use of electric vehicles and increased emphasis on decarbonization, including government initiatives, such as the variety of tax credits contained in the U.S. Inflation Reduction Act of 2022, to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Our business is directly affected by changes in capital expenditures by our customers, and reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customers capital spending include:

•	oil and natural gas prices, which are impacted by the factors described in the preceding risk factor;
•	the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors' interest in hydrocarbon producers because of environmental and sustainability initiatives;
•	changes in customers' capital allocation, including an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on oil and natural gas production growth;
•	restrictions on our customers' ability to get their produced oil and natural gas to market due to infrastructure limitations;
•	consolidation of our customers;
•	customer personnel changes; and
•	adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers' credit facilities.

Constraints in the supply of, prices for, and availability of transportation of raw materials can have a material adverse effect on our business and consolidated results of operations.

Raw materials essential to our operations and manufacturing, such as proppants (primarily sand), chemicals, metals, and gels, are normally readily available. Shortage of raw materials as a result of high levels of demand or loss of suppliers during market challenges can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business, and the inability to pass these increases through to our customers, could have a material adverse effect on our business and consolidated results of operations.

We occassionally provide integrated project management services in the form of long-term, fixed price contracts that may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

We occassionally provide integrated project management services outside our normal discrete business in the form of long-term, fixed price contracts. Some of these contracts are required by our customers, primarily international oil companies. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate information in relation to their reserves, which is a subjective process that involves location and volume estimation, that may result in cost over-runs, delays, and project losses. In addition, our customers often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

Providing services on an integrated basis may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, and potential claims for liquidated damages. We rely on third-party subcontractors and equipment providers to assist us with the completion of these types of contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial, and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project.

Our ability to operate and our growth potential could be materially and adversely affected if we cannot attract, employ, and retain technical personnel at a competitive cost.

Many of the services that we provide and the products that we sell are complex and highly engineered and often must perform or be performed in harsh conditions. We believe that our success depends upon our ability to attract, employ, and retain technical personnel with the ability to design, utilize, and enhance these services and products. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.

Demand for the products we distribute could decrease if the manufacturers of those products were to sell a substantial amount of goods directly to end users in the markets we serve.

Our products are purchased through distributors and not directly from manufacturers. If those customers were to purchase the products that we sell directly from manufacturers, or if manufacturers sought to increase their efforts to sell directly to end users, our business, results of operations and financial condition could be materially and adversely affected. These or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings.

We may experience unexpected supply shortages.

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties. Also, products may not be available to us in quantities sufficient to meet our customer demand. Our inability to obtain sufficient products from suppliers and manufacturers, in sufficient quantities, could have a material adverse effect on our business, results of operations and financial condition.

Price reductions by suppliers of products sold by us could cause the value of our inventory to decline. Also, such price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that our inventory of such products was purchased at the higher prices prior to supplier price reductions and we are required to sell such products to our customers at the lower market prices.

The value of our inventory could decline as a result of price reductions by manufacturers of products sold by us. We have been selling the same types of products to our customers for many years (and therefore do not expect that our inventory will become obsolete). However, there is no assurance that a substantial decline in product prices would not result in a write-down of our inventory value. Such a write-down could have a material adverse effect on our financial condition. Also, decreases in the market prices of products sold by us could cause customers to demand lower sale prices from us. These price reductions could reduce our margins and profitability on sales with respect to such lower-priced products. Reductions in our margins and profitability on sales could have a material adverse effect on our business, results of operations, and financial condition.

A substantial decrease in the price of steel could significantly lower our gross profit or cash flow.

We distribute many products manufactured, some of which may contain steel and, as a result, our business may be significantly affected by the price and supply of steel. When steel prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in the costs of raw materials necessary to produce steel, import duties and tariffs and currency exchange rates. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profit or cash flow.

If steel prices rise, we may be unable to pass along the cost increases to our customers.

We maintain inventories of steel products to accommodate the lead time requirements of our customers. Accordingly, we purchase steel products in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel products are generally at prevailing market prices in effect at the time we place our orders. If steel prices increase between the time we order steel products and the time of delivery of such products to us, our suppliers may impose surcharges that require us to pay for increases in steel prices during such period. Demand for the products we distribute, the actions of our competitors, and other factors will influence whether we will be able to pass such steel cost increases and surcharges on to our customers, and we may be unsuccessful in doing so.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. The products we distribute are sold primarily for use in the energy industry, which is subject to inherent risks that could result in death, personal injury, property damage, pollution or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage which could make uncertain the timing and amount of any possible insurance recovery.

Our operations are subject to hazards inherent in the oil and gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Risks inherent to our industry, such as equipment malfunctions and failures, equipment misuse and defects, explosions and uncontrollable flows of oil, natural gas or well fluids and natural disasters, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, equipment and the environment. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to safety and have a poor safety record requiring rehabilitative efforts during the integration process.

Our customers could seek damages for losses associated with these errors, defects or other performance problems. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

We are subject to increased risks associated with our investments in emerging markets, particularly in the Middle East region and specifically in the United Arab Emirates. These risks encompass significant political, social, and economic uncertainties in the region. Given the volatile nature of these markets, instabilities in these regions could significantly adversely affect the value of our investments.

Almost all of QIND’s operations are conducted, and almost of its assets are, as at the date of this document, located in the UAE, which is defined as an emerging market. While most of the countries in which QIND conducts business have historically not been affected by political instability, there is no assurance that any political, social, economic or market conditions affecting such countries in the Middle East region generally (as well as outside the Middle East region because of interrelationships within the global financial markets) would not have a material adverse effect on QIND’s business, results of operations and financial condition.

Specific risks in these countries and the Middle East region that may have a material impact on QIND's business, results of operations and financial condition include:

•	ongoing macroeconomic uncertainty and disruption due to the COVID-19 pandemic;

•	an increase in inflation and the cost of living;

•	a devaluation in the currency of any country in which QIND has operations;

•	external acts of warfare and civil clashes or other hostilities involving nations in the region;

•	governmental actions or interventions, including tariffs, protectionism and subsidies;

•	difficulties and delays in obtaining governmental or other approvals, new permits and consents for QIND's operations or renewing existing ones;

•	potential lack of transparency or reliability in jurisdictions where QIND operates;

•	cancellation of contractual rights;

•	lack of infrastructure;

•	expropriation or nationalisation of assets;

•	inability to repatriate profits and/or dividends;

•	continued regional political instability and unrest, including government or military regime change, riots or other forms of civil disturbance or violence, including through acts of terrorism;

•	military strikes or the outbreak of war or other hostilities involving nations in the region;

•	a material curtailment of the industrial and economic infrastructure development that is currently underway across the Middle East region;

•	increased government regulations, or adverse governmental activities, with respect to price, import and export controls, the environment, customs and immigration, capital transfers, foreign exchange and currency controls, labour policies, land and water use and foreign ownership;

•	changing tax regimes, including the imposition of taxes in currently tax favourable jurisdictions;

•	arbitrary, inconsistent or unlawful government action, including capricious application of tax laws and selective tax audits;

•	limited availability of capital or debt financing; and

•	slowing regional and global economic environment.

Any unexpected changes in the political, social, economic or other conditions in which QIND operates or neighboring countries may have a material adverse effect on QIND's business, results of operations and financial condition.

It is not possible to predict the occurrence of events or circumstances such as or similar to those outlined above or the impact of such occurrences and no assurance can be given that QIND would be able to sustain its current profit levels if such events or circumstances were to occur.

Investors should also be aware that emerging markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in developing markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved.

To the extent that economic growth or performance in the countries in which QIND operates slows or begins to decline, or political conditions become sufficiently unstable to have a material adverse effect on QIND's operations, QIND's business, financial condition and results of operations may be materially adversely affected.

We are exposed to risks from potentially unpredictable legal and regulatory environments in the UAE and Middle East region.

QIND currently operates in an emerging market economy in the UAE, which are in various stages of developing institutions and legal and regulatory systems that are not yet as fully matured and as established as those of Western Europe and the United States. Some of these countries are also in the process of transitioning to a market economy and, as a result, are experiencing changes in their economies and their government policies (including, without limitation, policies relating to foreign ownership, repatriation of profits, property and contractual rights and planning and permit granting regimes) that may affect QIND's business in those countries. Such countries are also characterized by less comprehensive legal and regulatory environments and systems. Existing laws and regulations may be applied inconsistently with anomalies in their interpretation or implementation. Such anomalies could affect QIND's ability to enforce its rights under its contracts or to defend its business against claims by others.

There can be no assurance that if laws or regulations were imposed on the products and services offered by QIND it would not increase its costs, impact the costs that are associated with buying properties in Dubai and internationally, adversely affect the way in which QIND conducts its business or otherwise have a material adverse effect on its results of operations and financial condition.

Any of the above factors, alone or in combination, may have a material adverse effect on QIND's business, results of operations and financial condition.

We are exposed to risks arising from potential changes in the UAE's visa legislation, which could adversely impact the business operations of QIND.

A federal decision No. 281 of 2009 issued by the Minister of the Interior in May 2009 (the "Resolution"), which came into effect on 1 June 2009, standardized the terms of residency permits issued to expatriate residential property owners across the UAE. The decree allows expatriate property owners to apply for renewable multiple-entry visas with a validity of six months. The residency permit does not entitle the holder to work in the UAE and is in effect a long-term visit visa. In order to successfully apply for the new permit, expatriate property owners must satisfy certain criteria, including a minimum property valuation of at least AED 1 million, earning thresholds and the maintenance of appropriate insurance. While the Resolution was passed with the intention of standardizing the previous rules and stimulating the domestic market, it is not possible to assess whether the Resolution has had a positive or negative effect on levels of foreign investment in the UAE market. Separately, the Government, through the Dubai Land Department, has introduced a two-year residency visa for residential property owners in Dubai, and, while the criteria for obtaining this residency visa is similar to the residency permit, it provides the holder with UAE residency status, allowing the individual to obtain an Emirates ID card and a UAE driving license as well as to sponsor dependents (subject to meeting the relevant criteria for dependent sponsorship). The Government has introduced other new visa measures to make the UAE more appealing to investors, entrepreneurs, skilled personnel and outstanding students, including the 10-year “Golden” visa. However, any restrictive changes to the UAE's visa policies may discourage foreign nationals from investing in the UAE, which would have an adverse effect on QIND's business, results of operations and financial condition.

We are subject to risks associated with potential unlawful or arbitrary governmental actions in the UAE, which could negatively impact our operations and financial performance.

Governmental authorities in the UAE in which QIND operates may have a high degree of discretion and, at times, act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. Such governmental action could include, among other things, the withdrawal of building permits, the expropriation of property without adequate compensation or the forcing of business acquisitions, combinations or sales. Any such action taken may have a material adverse effect on QIND's business, results of operations and financial condition.

We are subject to the risk of international sanctions, which could significantly impact our business activities, results of operations and financial condition.

European, US and other international sanctions have in the past been imposed on companies engaging in certain types of transactions with specified countries or companies or individuals in those countries. Companies operating in certain countries in the Middle East region have been subject to such sanctions in the past. The UAE are not subject to such sanctions as at the date of this transition report. The terms of legislation and other rules and regulations which establish sanctions regimes are often broad in scope and difficult to interpret.

If the UAE were in the future to violate European, US or international sanctions, penalties could include a prohibition or limitation on the UAE’s ability to conduct business in certain jurisdictions or to access the US or international capital markets. Any such sanction could have a material adverse effect on QIND's business, results of operations and financial condition.

Risks Related to Legal, Accounting and Regulatory Matters

An Unfavorable Outcome of Any Pending Contingencies or Litigation Could Adversely Affect the Company.

The Company is currently not involved in pending legal proceedings arising in the ordinary course of business. Where it is reasonably possible to do so, the Company accrues estimates of the probable costs for the resolution of these matters. These estimates are based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any particular quarter or annual period could be affected by changes in assumptions. For additional details related to this risk, see “Legal Proceedings”.

The Sale of our Products involves Potential Product Liability and Related Risks that Could Expose us to Significant Insurance and Loss Expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles for our insurances and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages. Quality International has General Liability Coverage.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on the Company.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws. However, the Company’s subsidiary operates in the UAE which may be recognized as having governmental and commercial corruption. The Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on the Company and its financial condition and results of operations.

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

Our subsidiary sell products, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with compliance with such laws and regulations. However, there can be no assurance that these will prevent us from violating these regulations in every transaction in which we may engage. As such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

We are subject to changes in contract estimates in our Subsidiary.

We account for substantially all long-term contracts in our subsidiary utilizing the cost-to-cost method of percentage-of-completion accounting. This accounting requires judgment relative to assessing risks, estimating revenues and costs, and making assumptions regarding the timing of receipt of delivery orders from our customer and technical issues. Due to the size and nature of these contracts, the estimation of total revenues and costs is complicated and subject to many variables. We must make assumptions regarding for example expected increases in material costs, wages and employee benefits, engineering hours, productivity and availability of labor and allocated fixed costs. Changes to production costs, overhead rates, learning curves and/or supplier performance can also impact these estimates. Furthermore, under the revenue recognition accounting rules, we can only include units in our estimates of overall contract profitability after we have received a firm delivery order for those units. Because new orders have the potential to significantly change the overall profitability of cumulative orders received to date, particularly early in the contract when fewer overall units are on order, the period in which we receive those orders will impact the estimated life-to-date contract profitability. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on our net sales, financial condition and/or profitability.

Risks Related to our Management and Control Persons

Our largest shareholder, officer, director, Nicolas Link holds substantial control over the company and is able to influence all corporate matters, which could be deemed by shareholders as not always being in their best interests.

Nicolas Link, our Executive Chairman of the Board of Directors holds substantial control of our company with his approximately 74.4% of the outstanding shares of common stock through our parent company ILUS. By virtue of his ownership of common stock, Mr. Link is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.

We are dependent on the continued services of our director and executive chairman and officers and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued availability of Executive Chairman, Nicolas Link, CEO, John-Paul Backwell, and CCO, Carsten Kjems Falk, and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance, but the company plans to obtain it concurrent with the uplist to a National Exchange. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

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

Our officers may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

If we lose the services of our officers and fail to replace them if they depart, we could experience a negative effect on our financial results and stock price. The loss and potential challenges in attracting, integrating, motivating, and retaining additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Certain officers and directors have other business pursuits that might interfere with their work on our business.

Our key management and board are also represented on the management and board of ILUS, our parent company. Our Executive Chairman Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. (“DRCR”) and the Chairman of the Board of Directors of CGrowth Capital, Inc. (“CGRA”). As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. This and other conflicts of interest may arise between us and our officers and director in that they have other business interests currently, with respect to QIND, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only four officers and one director. We will seek to add additional officers and/or directors with industry experience prior to the planned uplisting to NYSE American.

In an effort to resolve potential conflicts of interest as between ILUS and QIND, our officers and directors have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to QIND, before determining whether to include the opportunities in ILUS or another subsidiary.

In general, our officers and director are required to present business opportunities to QIND, which may include ILUS, if:

•	QIND could financially undertake the opportunity through ILUS; and

•	the opportunity is aligned with the business of ILUS.

•	Potential investors should also be aware of the following potential conflicts of interest:

None of our officers or director is required to commit his or her full-time to our company and, accordingly, may have conflicts of interest in allocating his or her time among various business activities. All officers will however, according to their current employment contract receive new contracts upon uplisting to a national exchange and the conflicts of interest could be mitigated by working full-time in QIND.

In the course of their other business activities, our officers and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our officers and director may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the combination. QIND is however ILUS’ Industrial & Manufacturing division and business combinations in that industry would fall under QIND.

Below is a table summarizing the entities to which our executive officers and director currently have fiduciary duties or contractual obligations:

Individual (1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA	Director & CEO Director Director Director
John-Paul Backwell	ILUS QIND	Managing Director CEO
Louise Bennett	ILUS QIND	COO COO
Krishnan Krishnamoorthy	ILUS QIND	CFO CFO
Carsten Kjems Falk	ILUS QIND	CCO CCO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names. Each of our officers only have employment contracts in QIND and our parent company ILUS.
(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and director will favor their other business interest over the needs of our company. These competing business interests could interfere with our ability to successfully implement our business plan.

Risks Relating to our Securities.

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

•         sales of our common stock.

•         our ability to integrate operations, technology, products, and services.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of June 30, 2023, a total of 114,576,965 shares of our common stock were outstanding. Of those shares, 22,051,323 were without restriction, in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

The issuance of shares of our common stock upon conversion or exercise of convertible notes, will dilute ownership to existing shareholders and may cause our stock price to fall.

Any issuance of additional common stock by us in the future as a result of the conversion or exercise of convertible notes or debt settlements would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock, or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

An issuance of shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend, and liquidation rights of common stockholders without their approval.

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

The stock market in general has experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be timely made and set at expected performance levels and could affect the price of our shares.

Risk Related to COVID-19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which originated in China, was declared by the World Health Organization to be a “pandemic,” and spread across the globe. A health epidemic or pandemic or other outbreak of communicable diseases, such as the COVID-19 pandemic, poses the risk that we, or our current and potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users, or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition. COVID-19 has not recently had any material impact on our operations, supply chain, liquidity, or capital resources. During the lockdowns we however saw significant shipping delays, consumer orders on hold due to budgetary restrictions as well as a slow-down in our planned acquisitions due to flight restrictions limiting on site due diligence. The company has as a mitigant to future COVID-19 outbreaks increased its number of suppliers of raw materials to reduce the risk of production capabilities and order back-logs.

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

Quality International Co Ltd FZC leases facilities at the addresses in the Hamriyah Free Zone, PO Box: 50622, Sharjah, UAE. set in table below with the square meter sizes and monthly leasing prices as indicated per facility.  In total Quality International Co Ltd FZC leases properties exceeding 220,000 square meters.

Plot No	Area SqM	Annual Rent in USD (3,67 AED)
22C/1	10.090	$285.204
22C/2	10.844
6C-01B	6.989	$47.609
6C-02	81.791	$557.159
6C-03	46.179	$314.571
6C-04	16.000	$108.992
HD-22D	30.843	$588.286
HD-22E	15.000	$286.104
HD-22F	4.114	$78.469
Total	221.850	$2.266.393

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect; however, from time to time, we may become involved in various legal actions that arise in the normal course of business. We intend to defend vigorously against any future claims and litigation, but litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Holders

As of June 30, 2023, we had 306 shareholders of common stock per our transfer agent’s shareholder list with others held in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of our business.

Equity Compensation Plan Information

We do not currently have an equity compensation plan in place.

Recent Sales of Unregistered Securities

From January 1, 2021, to December 31, 2021, we made the following issuances:

•	On April 30, 2021, Oscar Gensman resigned and agreed that all claims and obligations towards the company lapsed including the stock payable to Mr. Gensmann of $171,875.

•	On June 9, 2021, we issued 25,000 shares of our common stock for services to Triton Funds LP. The shares were valued on the date of issuance at $1.98 per share or $49,500.

•	On August 6, 2021, we issued 50,000 shares of our common stock for services to White Lion Capital LLC. The shares were valued on the date of issuance at $2.46 per share or $123,000.

•	On August 19, 2021, we issued 25,000 shares of our common stock for services to Triton Funds LP. he shares were valued on the date of issuance at $0.90 per share or $22,500.
•	On September 10, 2021, the Company issued 1,500,000 shares the Company’s $0.001 par value common to the CEO Carsten Kjems Falk pursuant to his employee agreement. The shares were valued on the date of grant at $2.75 per share or $4,125,000.

•	On September 10, 2021, the Company issued 111,111 shares of the Company’s $0.001 par value common stock to the Executive Chairman Paul Quintal pursuant to his employee agreement. The shares were valued on the date of grant at $1.70 per share or $188,889.

•	On September 14, 2021, we issued 100,000 shares common stock for $20,000 cash.

•	On September 27, 2021, we issued 62,000 shares common stock for $8,262 cash.

•	On October 7, 2021, we issued 170,000 shares common stock for $3,605 cash.

•	On October 27, 2021, we issued 500,000 shares common stock for $44,625 cash.

•	On November 10, 2021, we issued 200,000 shares common stock for $10,523 cash.

•	On November 24, 2021, the Company issued 438,333 shares of common stock for services by North Equities LTD. The shares were valued on the date of issuance at $.09 per share or $39,450.

•	On December 17, 2021, we issued 250,000 shares common stock for $10,859 cash.

•	On December 28, 2021, we issued 342,500 shares common stock for $12,425 cash.

From January 1, 2022, to December 31, 2022, we made the following issuances:

•	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

•	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

•	On February 28 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550.

•	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

•	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

•	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash. As of March 31, 2022, the cash had not been received and was recorded as stock receivable.

•	On April 22, 2022, the Company issued 595,500 shares of common stock for $27,017 cash.

•	On July 28, 2022, the Company issued 2,000,000 shares of common stock for $82,572 cash for debt conversion.

•	On August 3, 2022, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $1,100,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

From January 1, 2023, to present, we made the following issuances:

•	On March 17, 2023, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $200,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

•	On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to John-Paul Backwell Link 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Louise Bennett 500,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

•	On May 8, 2023, the Company issued to Exchange Listing LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE.

•	On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one-year convertible promissory note in the principal amount of $220,000 (the "Jefferson Note"). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $0.35 per share.

•

On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant-date and fair market value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

•	On June 16, 2023, the Company issued to Sky Holdings Ltd. a six-month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $0.35 per share.

•	On July 26, 2023, 2023, the Company issued to Sky Holdings Ltd. 300,000 shares of our common stock with a grant-date and fair market value of the award as of June 16, 2023, at $0.42 pursuant to a share purchase agreement signed on June 16, 2023.

•	On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

•	On August 15, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

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

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Transition Report on Form 10-KT.

Overview

We aim to be a global leader in the manufacture and assembly of industrial equipment and precision engineered technology for the industrial, manufacturing, oil & gas, and utility sectors. We strive to be the leading global manufacturer of the next-generation equipment needed to support the world’s growing need for high-quality, sustainable energy solutions.

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

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND and plans to continue to make strategic acquisitions in the industrial, manufacturing, oil & gas and utility sectors. Our first acquisition occurred on June 28, 2022, where we signed a binding letter of intent with Quality International Co Ltd FZC. Quality International Co Ltd FZC, is a United Arab Emirates headquartered company which manufactures custom solutions for the oil and gas, energy, water desalination, wastewater, offshore and public safety sectors. The Company has over 10 million square feet of manufacturing and assembly facilities and 1,350 employees. It has all the required oil and gas industry certifications in place and is on several global preferred vendor lists including but not limited to BP, Shell, Total, Chevron, Sonatrach, Sasol, Gasco.

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

Impact of Acquisitions

A significant component of our growth is through the acquisition and consolidation of operating companies in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and sales synergies within the operating businesses with the aim to expand globally. The benefits of these integration efforts may not positively impact our financial results instantly but are expected to do so in the medium to long-term future.

 Recent Developments

On January 18, 2023, QIND signed a definitive share purchase agreement acquiring 52% of Quality International Co Ltd FZC . All closing documents were executed for the transaction on March 6, 2023. The QI Share Purchase Agreement was later amended on July 31, 2023, and is filed as an exhibit to this transition report. Quality International Co Ltd FZC currently has signed purchase orders exceeding $150M in various stages of the manufacturing process. The Company will allocate resources to our subsidiary with the aim to increase efficiency, drive increased sales and positively impact their financial results.

On March 9, 2023, we changed our SIC code of the Company to SIC 3590 – Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

On April 19, 2023, QIND engaged with Exchange Listing LLC as strategic advisors to pursue the company’s goal of completing a successful uplisting to a major stock exchange in conjunction with a simultaneous debt financing and/or registration statement with common stock financing.

On August 4, 2023, the Board of Directors of Quality Industrial Corp, approved a change in fiscal year end of the Company from December 31 to June 30. The Board’s decision to change the fiscal year end was related to the Company’s intent to uplist to NYSE American and to allow investors to accurately measure revenue and earnings year-over-year.

Results of Operation for the Six Months Ended June 30, 2023, and 2022

Revenues

We earned $39,759,756 in revenue for the six months ended June 30, 2023, compared with $18,216,000 in revenue for the six months ended June 30, 2022.

Operating Expenses

Operating expenses decreased from $4769,690 for the six months ended June 30, 2022, to $3,553,284 for the six months ended June 30, 2023.

Our operating expenses in 2023 were mainly as a result of administrative and operating costs associated with the business activities of our subsidiary, Quality International, and stock-based compensation to our management. Our operating expenses in 2022 were mainly the result of Professional fees and operating expenses.

We anticipate that our operating expenses will increase as we undertake the expansion plan associated with our acquisition. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

We had other expenses of $2,748,301 for the six months ended June 30, 2023, as compared to $514,334 in other expenses for the six months ended June 30, 2022. Our other expenses in 2023 were mainly the result of stock issued for services and interest on long term borrowings and convertible notes. Our other expenses in 2022 were mainly the result of a loss on a license agreement and interest expenses.

Net Income/Net Loss

We incurred net income of $4,883,343 for the six months ended June 30, 2023, compared to a net income of $1,776,453 for the six months ended June 30, 2022.

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

Operating activities provided $2,911,056 in cash for the six months ended June 30, 2023, as compared with $(140,281) provided in cash for the six months ended June 30, 2022. Our positive operating cash flow in 2023 was mainly the result of growth in core business activities being higher operating profit.

Investing activities used $712,582 in cash for the six months ended June 30, 2023, as compared with $0 used in cash for the six months ended June 30, 2022. Our positive investing cash flow for the six months ended June 30, 2023, was mainly the result of movement of capital towards the Company’s growth projects.

Financing activities provided $1,803,238 in cash for the six months ended June 30, 2023, as compared with $139,068 in cash provided for the six months ended June 30, 2022. Our financing cash flow for the six months ended June 30, was mainly the result of Finance costs and issuance of a convertible note.

Our primary requirements for liquidity and capital are working capital including liquidity to uplist to NYSE American, expansion of existing manufacturing facilities in UAE, product development and certifications, new acquisitions and existing acquisition tranche payments, and general corporate operational needs. Historically, these cash requirements have been met through cash provided by financing activities. The Company plans to file an S-1 registration statement upon uplisting to the NYSE American to provide funding and satisfy our historical debt obligations from the acquisition of Quality International, settlement convertible notes and provide liquidity to satisfy our cash requirements for the next 12 months.

The Company’s current Debt Obligations (convertible and promissory notes) are as below:

Note owner	Issue date	Maturity Date	*Amount $
RB Capital Partners Inc.	08/03/2022	08/03/2024	1,100,000
RB Capital Partners Inc.	03/17/2023	03/17/2025	200,000
Jefferson Street Capital LLC	03/23/2023	03/23/2024	220,000
Sky Holdings LLC	06/23/2023	12/23/2023	550,000
1800 Diagonal Lending LTD	07/31/2023	02/28/2024	174,867
1800 Diagonal Lending LTD	08/15/2023	05/30/2024	133,755
TOTAL			2,378,622

* The convertible and promissory notes are described in financial footnotes and included in the exhibits. Amounts are principal amounts and exclude interrest

Results of Operations for the Years Ended December 31, 2022, and 2021

Revenues

We earned $65,603,673 in revenue for the year ended December 31, 2022, as compared with revenue of $0 for the year ended December 31, 2021. The increase in revenue is a result of revenue from our acquisition of Quality International and consolidation in 2022.

Operating Expenses

Operating expenses increased from $5,175,042 for the year ended December 31, 2021, to $11,471,128 for the year ended December 31, 2022. Our operating expenses in 2022 were mainly as a result of the acquisition of Quality International. Our operating expenses in 2021 were mainly the result of shares issued to our CEO and Executive Chairman at that time in the amount of $4,720,214, resulting in the majority of increased operating expenses.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisitions. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Income/Expenses

We had other expenses of $4,147,739 for the year ended December 31, 2022, as compared with $4,449 other expenses consisting of interest expenses for the same period ended 2021. Our other expenses in 2022 were mainly the result of interest expenses on the bank loans and depreciation for Quality International.

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

Operating activities provided $9,652,444 in cash for the year ended December 31, 2022, as compared with $409,204 in cash used for the same period ended 2021.

Investing activities used $1,827,636 in cash for the year ended December 31, 2022, as compared with $0 for the same period ended 2021.

Financing activities provided $10,183,174 in cash for the year ended December 31, 2022, as compared with $405,299 in cash provided for the same period ended 2021.

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

Critical Accounting Estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition of Contract based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Further, refer to the Company’s significant accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements.

We consider the following accounting estimate to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for business combinations by estimating the fair value of consideration paid for acquired businesses, including contingent consideration, and assigning that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. If the fair value of assets acquired and liabilities assumed exceeds the fair value of consideration paid, a gain on bargain purchase is recognized. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require us, among other things, to estimate future cash flows and discount rates. Such analyses involve significant judgments and estimations.

The Company reviews goodwill and indefinite-lived intangible assets for impairment at least annually or more often if an event occurs or circumstances change which indicates that it carrying amount may not exceed its fair value. The annual impairment review is performed as of the first day of the fourth quarter of each fiscal year based upon information and estimates available at that time. To perform the impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair values of the Company’s reporting units or indefinite-lived intangible assets are less than their carrying amounts as a basis for determining whether or not to perform the quantitative impairment test. Qualitative testing includes the evaluation of economic conditions, financial performance and other factors such as key events when they occur. The Company then estimates the fair value of each reporting unit and each indefinite-lived intangible asset not meeting the qualitative criteria and compares their fair values to their carrying values.

During the fiscal year 2022, the Company performed its annual goodwill test and did not identify any goodwill impairments.

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

The financial statements required by this Item 8 are included in this Transition Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

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

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Transition Report on Form 10-KT.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current director and executive officers and their age are listed below.

Name	Current Age	Position
Nicolas Link	42	Executive Chairman
John-Paul Backwell	42	Chief Executive Officer
Louise Bennett	52	Chief Operating Officer
Krishnan Krishnamoorthy	58	Chief Financial Officer
Carsten Kjems Falk	49	Chief Commercial Officer

Nicolas Link

From 2021 to the present, Mr. Link was Chief Executive Officer of Ilustrato Pictures International, Inc. The parent company ILUS entered into an amended employment agreement with Mr. Link on June 30, 2022, which also governs his contract in QIND.

Mr. Link holds the position as Chairman of the Board of Directors at Dear Cashmere Holding Co. On December 7, 2022, Mr. Link was appointed as CEO and Chairman of the Board of Directors for CGrowth Capital, Inc. Mr. Link resigned the position as CEO of CGRA on May 15, 2023.

Aside from that provided above, Mr. Link does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

John-Paul Backwell

From 2021 to the present, Mr. Backwell was Managing Director of Ilustrato Pictures International, Inc

The parent company ILUS entered into an amended employment agreement with Mr. Backwell on June 30, 2022, which also governs his contract in QIND. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

Aside from that provided above, Mr. Backwell does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Louise Bennett

From 2021 to the present, Ms. Bennett was the Chief Operational Officer of Ilustrato Pictures International, Inc. The parent company ILUS entered into an amended employment agreement with Ms. Bennett on June 30, 2022, which also governs her contract in QIND.

Aside from that provided above, Ms. Bennett does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Krishnan Krishnamoorthy

From 2022 to the present, Mr. Krishnamoorthy was Chief Financial Officer of Ilustrato Pictures International, Inc. The parent company ILUS entered into an amended employment agreement with Mr. Krishnamoorthy on June 30, 2022, which also governs his contract in QIND.

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

We currently do not have a separately designated standing audit committee or any other committees. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Committees

For the fiscal year ending December 31, 2022, and 2021, , and the six months ended June 30, 2023, the board of directors:

Reviewed and discussed the audited financial statements with management and reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2022, and 2021 and the audited financial statements for the period ended June 30, 2023, to be included in this transition report Statement.

Under the rules of NYSE, a company listing in connection with its initial public offering has one year to become fully compliant with the independence standards. Each committee must have one independent director at the initial listing, have a majority of independent directors within 90 days of the initial listing, and be fully independent within one year of the initial listing. Additionally, a company listing in connection with its initial public offering shall have 12 months from the date of listing to comply with the majority independent board requirement.

Upon completion of an anticipated public offering and before the uplist to NYSE American, our Board will have established the following three standing committees: audit committee (the “Audit Committee”); compensation committee (the “Compensation Committee”); and nominating and governance committee (the “Nominating Committee”). We also intend to appoint independent directors that will serve on each committee. Furthermore, we plan to obtain D&O insurance prior to uplisting to a National Exchange to attract independent directors to our board and to cover for indemnification obligations to directors and officers, as well as the organization’s conduct. Our Board will adopt written charters for each of the three committees. Upon completion of an anticipated public offering, copies of the charters will be available on our website at www.qualityindustrialcorp.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Audit Committee, among other things, will be responsible for:

•	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

•	reviewing the internal audit function, including its independence, plans, and budget;

•	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

•	reviewing our internal controls with the independent auditor, the internal auditor, and management;

•	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

•	overseeing our financial compliance system; and

•	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board intends that each prospective member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and NYSE listing rules. Effective upon the completion an anticipated public offering the Board will adopt a written charter setting forth the authority and responsibilities of the Audit Committee. The Board intends that each prospective member of the Audit Committee is financially literate, and that a member will be appointed that meets the qualifications of an Audit Committee financial expert under the rules promulgated by the SEC.

We believe that, after consummation an anticipated public offering, the functioning of the Audit Committee will comply with the applicable requirements of the rules and regulations of the NYSE listing rules and the SEC.

Compensation Committee

The Compensation Committee will be responsible for:

•	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;

•	overseeing and administering the Company’s executive compensation plans, including equity-based awards;

•	negotiating and overseeing employment agreements with officers and directors; and

•	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

Effective upon the completion of an anticipated public offering, the Board will adopt a written charter setting forth the authority and responsibilities of the Compensation Committee.

The Compensation Committee will consist of independent board members. The Board intends that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and NYSE listing rules. The Company believes that, after the consummation of the offering, the composition of the Compensation Committee will meet the requirements for independence under, and the functioning of such Compensation Committee will comply with, any applicable requirements of the rules and regulations of NYSE listing rules and the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, will be responsible for:

•	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;

•	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;

•	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;

•	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

•	reviewing, evaluating, and recommending changes to the Company’s corporate governance principles and committee charters;

•	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

•	overseeing the Company’s compliance program, including the code of business conduct and ethics; and

•	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

Effective upon completion an anticipated public offering, the Board will adopt a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee.

Board intends that each member of the Nominating and Corporate Governance Committee will be independent within the meaning of the independent director guidelines of NYSE listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the Board or the Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Board or its Compensation Committee. None of the members of the Compensation Committee is, or has ever been, an officer or employee of the company.

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics & Insider Trading Policy which applies to our executive officers, directors and employees, a copy of our code of ethics is filed as Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table*
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nicolas Link	2023			198,275					$198,275
	2022								0
Executive Chairman	2021								0
John-Paul Backwell	2023			162,500					$162,500
CEO	2022								0
	2021								0
Krishnan Krishnamoorthy	2023			162,500					$162,500
CFO	2022								0
	2021								0
Louise Bennett	2023			36,050					$36,050
COO	2022								0
	2021								0
Carsten Falk	2023			162,500					$162,500
CCO	2022	$30,000							$30,000
	2021	$60,000		**$4,125,000					$4,185,00
Paul C. Quintal	2022	$10,000							$10,000
Previous Executive Chairman***	2021	$24,000		***$188,889					$212,889

 * Includes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 issued May 4, 2023. See narrative disclosure for equity break-down.

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

*** Mr. Quintal joined the Company on August 1, 2020, as Chief Commercial Officer and resigned from this role on December 1, 2020, and took the role as Executive Chairman on the same date. Mr. Quintal was paid $2,000 pursuant to both his employment agreements. On September 10, 2021, the Company issued 111,111 shares of the Company's $0.001 par value common stock to Executive Chairman Paul Quintal pursuant to his employment agreement as Executive Chairman. The shares were valued on the grant date at $1.70 per share, amounting to $188,889. Paul Quintal resigned on May 30, 2022, where Nicolas Link replaced him.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Officers and Directors of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employee agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies. The executive’s short term incentive program reflects this time allocation in the Company and its subsidiary. If the company should up list to a National Exchange through an initial public offering (IPO) the Director and Officers are entitled to a new employment agreement with an appropriate market-based salary in accordance with the size and performance of the business determined by the compensation committee.

Nicolas Link (Executive Chairman)

The parent company ILUS entered into an amended employment agreement with Mr. Link on June 30, 2022, Mr. Link will be issued 2,750,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mr. Link should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Link can sell 25% of any remaining shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Link is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Links target opportunity equals 1,000,000 common shares in Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors will, after the annual result, discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiary. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

If the company should up list to a National Exchange through an initial public offering (IPO) the Executive Chairman is entitled to an appropriate market-based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with a revised appropriate Short Term Incentive Program (STIP), shares in an up list or IPO of the company or its subsidiaries, all subject to approval by the Board of Directors.

The Executive Chairman is also eligible for up to 30 days of vacation per year excluding public holidays and may not carry over any unused vacation from prior years and is eligible to participate in all health and welfare benefits provided to other employees of the Company (other than any severance plans) or similar own insurance paid by the company.

The Executive Chairman is also eligible for vacation, paid sick days, mobile and internet and expenses incurred for travel, nights away from home, dining, entertainment etc.

If the Executive Chairman’s employment is terminated by the Company for Cause, or if his employment with the Company ends due to death, "permanent and total disability", or due to a voluntary termination of employment by The Chief Executive Officer without Good Reason, then The Executive Chairman shall only be entitled to any earned but unpaid compensation as well as any other amounts or benefits owing to The Executive Chairman under the terms of any employee benefit plan of the Company.

If the Executive Chairman ’s employment with the Company is terminated by the Company in connection with a non-renewal of the Agreement without Cause or for reasons other than Cause, death, "permanent and total disability” or is voluntarily terminated by The Officer for Good Reason, then The Director shall be entitled to the Severance Benefits as well as his Accrued Benefits. In the event the Director becomes entitled to receive severance benefits the Company shall pay and provide for a period of 6 months after the Date of Termination, the Director’s then current base salary per month, and a pro rata portion of any annual bonus that the Director would have been entitled to receive.

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in the exhibits.

John-Paul Backwell (Chief Executive Officer)

The company entered into an amended employment agreement with Mr. Backwell on June 30, 2022. In accordance with his amended employee agreement, Mr. Backwell will be issued 2,250,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mr. Backwell should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Backwell can sell 25% of any remaining shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

Mr. Backwell is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Backwell’s target opportunity equals 1,000,000 common shares in Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors, will after the annual result, discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

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

Louise Bennett (Chief Operations Officer)

The company entered into an amended employee agreement on 30th June. In accordance with her amended employee agreement, Mrs. Bennett will be issued 500,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mrs. Bennett should resign, she will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mrs. Bennett can sell 25% of any remaining shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mrs. Bennett is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mrs. Bennett’s target opportunity equals 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors, will after the annual result, discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

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

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in the exhibits.

Krishnan Krishnamoorthy (Chief Financial Officer)

The company entered into an amended employee agreement signed on June 30, 2022. In accordance with his amended employee agreement, Mr. Krishnamoorthy will also be issued 2,250,000 QIND common shares. Lock-up of the shares will be under rule 144. If Mr. Krishnamoorthy should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Krishnamoorthy can sell 25% of any remaining shares per quarter. The company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Mr. Krishnamoorthy is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Krishnamoorthy’s target opportunity equals 250,000 common shares in the subsidiary Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Board of Directors and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors, will after the annual result, discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

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

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in the exhibits.

Carsten Kjems Falk (Chief Commercial Officer)

The parent company ILUS entered into an employment agreement with Mr. Falk on June 1, 2022, in his capacity as Chief Commercial Officer. Pursuant to the agreement, the company agreed to issue 2,250,000 common shares in QIND, for entering into the employment agreement and waiving all liabilities as CEO in Quality Industrial Corp. Lock-up of the shares will be under rule 144. If Mr. Falk should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Falk can sell 25% of any remaining shares per quarter. On October 21, 2022, Carsten Falk resigned as our Chief Executive Officer and John-Paul Backwell resigned as our Chief Commercial Officer. Our board of directors appointed Mr. Backwell as our Chief Executive Officer and Mr. Falk as our Chief Commercial Officer.

Mr. Falk is eligible for the Company Officer’s Short Term Incentive Program (STIP), a Performance Based Target opportunity. Mr. Falk’s target opportunity equals 250,000 common shares in Quality Industrial Corp. intended to qualify as performance-based compensation under Internal Revenue Code section 162(m). Any bonus compensation will be pro-rated according to the start date of the Officer. The STIP can range from 0% to a maximum target based on performance against agreed plan. The Board of Directors reserves the right to amend the Bonus Structure based on market conditions and overall performance of the Company. The targets will be negotiated with the Executive Chairman of the board and compensation paid out once a year after the filing of the annual results effective from the month after the filing, for the first time with the 2022 annual results. The board of directors, will after the annual result, discretionarily decide if the STIP is stock-based equity, cash pay-out or a combination in the company or its subsidiaries. The targets for the Officer for each term are as per the Officer’s Key Performance Indices (KPI) Agreement.

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

The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the full text of the employment contract in the exhibits.

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the years ended December 31, 2022, and 2021 and the six months ended June 30, 2023.

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

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 114,876,965 shares of common stock deemed to be outstanding as of August 18, 2023. Unless otherwise indicated, the address of each beneficial owner listed in the table below is 315 Montgomery Street, San Francisco, CA 94104.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership(2)
Directors and Officers:
Nicolas Link (3)	80,419,078		74.4%
John-Paul Backwell	2,250,000		2.0%
Krishnan Krishnamoorthy	2,250,000		2.0%
Louise Bennett	500,000		0.4%
Carsten Falk	4,250,000		3.7%
All executive officers and directors as a group (5 persons)	89,669,078	(4)	78.3%
5% Holders
NONE

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.
(2)	Based upon 114,876,965 common shares issued and outstanding as per August 18, 2023.
(3)	Includes 77,669,078 shares held in Ilustrato Pictures International, Inc. in which Mr. Link has voting and dispositive control.
(4)	Includes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 issued on May 4, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than described below or under the transactions described under the heading “Executive Compensation,” there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

As of June 30, 2023, and June 30, 2022, the Company had amounts due from Ilustrato Pictures International, Inc., a majority shareholder of the Company, of $277,859 and $0, respectively.

As of June 30, 2023, and June 30, 2022, the Company had amounts due from Gerab National Enterprises LLC a shareholder of Quality International, a subsidiary of the Company, of $1,794,218 and $0, respectively.

Director Independence

The Board of Directors is currently composed of one member. Mr. Nicolas Link does not qualify as independent in accordance with the published listing requirements of the NYSE American. The NYSE American independence definition includes a series of objective tests, such as that the Director is not, and has not been for at least three years, one of the Company’s employees and that neither the Director, nor any of his family members has engaged in various types of business dealings with us.

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

The following table sets forth the fees billed to our company for the years ended December 31, 2022, and 2021, and the six months ended June 30, 2023, for professional services rendered by our independent registered public accounting firm Pipara & Co LLP who did a reaudit of 2021 and Boyle CPA, LLC in 2021, respectively and does not include audit fee to the subsidiary auditor:

Fees	June 30, 2023	2022	2021
Audit Fees	$13,500	$25,500	$33,000
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$13,500	$25,500	$33,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the previous 2022 and 2021 fiscal years and the six months ended June 30, 2023.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the previous fiscal years ended December 31, 2022, and 2021, and the six months ended June 30, 2023,no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the previous 2022 and 2021 fiscal years, and the six months ended June 30, 2023. As a result, there were no other fees billed or paid during those fiscal years.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this transition report and below in this Item 15:

(a)	Financial Statements

(b)	Exhibits

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quality Industrial Corp. (QIND)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quality Industrial Corp. (QIND) (the Company) for the six months ended as of June 30, 2023, and 2022, and for each of the two years and the period ended December 31, 2022, and 2021, the related statements of income, changes in stockholders’ equity, and cash flows for each of the two CY and the periods ended June 30, 2023, and 2022, and the related notes (collectively referred to as the “Consolidated financial statements”).

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of the six months ended June 30, 2023, and 2022, and for the CY 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the six month period ended June 30, 2023, and 2022 and for the CY 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Quality International Co Ltd FZC, a majority-owned subsidiary, which statements reflect total assets and revenues constituting 70 percent and 100 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Quality Industrial Corp. (QIND), is based solely on the report of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

Company’s Ability to Continue as a Going Concern

The Company suffered losses from operations in CY 2021 and has a net capital deficiency in the six months ended June 30, 2023, CY 2022, and 2021 that raise substantial doubt about its ability to continue as a going concern. As discussed in Note 3 to the financial statements, the accompanying consolidated financial statements have been prepared on a going concern basis. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

In CY 2022 a convertible note was issued by the company and was determined as a critical audit matter. Owing to the terms of conversion to common stock and material significance of this matter, the audit procedures involved verification of the conversion terms from the executed document, their presentation in the financial statements in note 10, and the reporting of Diluted Earnings Per Share (EPS) as represented in Note 2 on the P&L statement.

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2022

Place: Ahmedabad, India

Date: August 21, 2023

New York Office: 1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006, INDIA	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parej, Mumbai - 400013	Delhi Office: 1602, Ambadeep Building, KG Marg, Connaught Place New Delhi- 110001	Contact: T: +1 (646) 387 - 2034 F: 91 79 40 370376 E:usa@pipara.com naman@piara.com

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

		June 30, 2023	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	4	1,707,801	1,312,565	15,659
Inventories	5	60,408,873	1,202,674	—
Work in Progress	5	1,536,283	57,433,535	—
Accounts Receivables	5	39,974,415	37,835,611	—
Advances to Sub - Contractors	5	1,503,279	7,539,940	—
Deposits	5	6,612,608	1,503,279	—
Other current assets	5	4,943,622	4,774,317	178
Total current assets		116,686,881	111,601,921	15,837

Non- Current assets
Prepaid expenses - long term		—	—	210,293
Property Plant & Equipment	6	1,290,081	1,365,585	—
Capital WIP		1,667,509	1,884,569	—
Furniture, Fixtures & Office Equipment	6	118,193	156,370	—
Lease Hold Improvements & Building	6	17,146,631	17,390,067	—
Right of Use assets	7	11,906,654	11,906,654	—
Goodwill	8	56,387,027	56,387,027
Total non-current assets		88,516,095	89,090,272	210,293
Total Assets		205,202,976	200,692,193	226,130
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	9
Accounts payable and accrued liabilities		43,299,321	44,551,407	207,421
Other Current Liabilities		81,436,536	81,914,399	387,716
Short term bank borrowings		18,911,641	18,220,315	—
Total current liabilities		143,647,498	144,686,121	595,137

Long Term liabilities
Convertible Notes	10	2,070,000	1,100,000	—
Bank borrowings	11	10,761,062	12,378,098	—
Lease liabilities	11	13,581,728	13,696,729	—
Other long-term liabilities	11	1,938,218	1,953,853	—
Total Long-Term Liabilities		28,351,008	29,128,680	—
Total Liabilities		171,998,506	173,814,801	595,137
Stockholders’ Equity	12
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2022, and December 31, 2021, respectively		—	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 102,883,709 and 94,738,209 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively		114,579	102,886	94,740
Additional paid-in capital		13,607,017	12,174,975	11,904,190
Retained Earnings/ accumulated Deficit		(7,454,567)	(9,193,862)	(12,367,937)
Minority Interest	13	26,937,441	23,793,393	—
Total stockholders’ Equity		33,204,470	26,877,392	(369,007)
Total liabilities and stockholders' Equity		205,202,976	200,692,193	226,130

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

		For the Six Months Ended		For the Year Ended
		June 30, 2023	June 30, 2022	Dec 31, 2022	Dec 31, 2021

Revenue		$39,759,756	$18,216,000	$65,603,673	—

Cost of revenues		26,367,174	12,829,000	44,848,938	—

Gross profit		$13,392,581	5,378,000	$20,754,735	—
Operating expenses
Professional fees		271,839	217,839	255,111	123,219
Stock based compensation for staff		721,000	—	—	4,313,889
Product Development		—	68,210	—	—
General and administrative	14	4,768,690	3,267,225	10,469,634	331,609
Total operating expenses		5,760,937	3,553,274	10,724,745	4,768,717

Profit/ Loss from Operations		$7,631,644	$1,833,726	$10,029,990	$(4,768,717)

Other Non-Operating expense
Interest on Convertible Notes		45,238	—	31,855	—
Stock issued for services		721,192	—	—	234,450
Interest expense		1,981,871	409,784	3,840,320	4,449
Loss on License Agreement		—	104,550	104,550	—
Loss on Currency		—	—	—	9
Total other expense		2,748,301	514,334	3,976,725	4,458
Non-Operating Income
Other Non-Operating Income	15	—	—	262,932	223,226
Gain on settlement & forgiveness of debt		—	457,071	457,071	—
Net loss/ profit		$4,883,343	$1,776,453	$6,773,268	$(4,784,399)

Net profit per common share - basic and diluted		0.05	0.02	0.07	(0.05)

Weighted average common shares outstanding		106,573,410	98,669,372	102,883,709	95,118,858

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

For the three and six months ended June 30, 2023, and the years ended December 31, 2021, and 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Receivable	Minority Interest	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	—	$—	94,738,209	$94,740	$11,904,190	—	—	$(12,367,937)	$(369,007)
Common stock issued for cash	—	—	3,000,000	3,000	66,549	(11,725)	—	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2,550	102,000	—	—	—	104,550
Imputed interest	—	—	—	—	745	—	—	745
Net Income	—	—	—	—	—	—	—	(169,990)	(169,990)
Balance, March 31, 2022	—	$—	100,288,209	$100,290	$12,073,484	(11,725)	—	$(12,537,927)	$(375,878)
Common stock issued for cash	—	—	595,500	596	26,421	11,725	—	—	38,742
Imputed interest	—	—	—	—	753	—	—	—	753
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Net Income	—	—	—	—	—	—	—	1,129,963	1,129,963
Balance, June 30, 2022	—	$—	100,883,709	$100,886	$12,094,375	—	—	$(11,407,964)	$(787,297)
Common stock issued	—	—	2,000,000	$2,000	80,600	—	—	—	82,600
Net Income	—	—	—	—	—	—	—	1,303,703	1,303,703
Balance, September 30, 2022	—	—	102,883,709	$102,886	12,174,975	—	—	$(10,104,261)	$2,173,600
Net Income	—	—	—	—	—	—	—	910,399	910,399
Balance, December 31, 2022	—	—	102,833,709	102,886	12,174,975	—	23,793,393	(9,193,862)	26,877,392
Common stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for license agreement	—	—	—	—	—	—	—	—	—
Imputed Interest	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	1,015,318	1,015,394	2,030,710
Balance, March 31, 2023	—	—	102,883,709	102,886	12,174,975	—	24,808,711	(8,178,470)	28,908,102
Common stock issued for services	—	—	1,693,256	1,693	721,042	—	—	—	722,735
Common stock issued as staff compensation	—	—	10,000,000	10,000	711,000	—	—	—	721,000
Imputed Interest	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	2,128,730	723,903	2,852,633
Balance, June 30, 2023	—	—	114,576,965	114,579	13,607,017	—	26,937,441	(7,454,567)	33,204,470

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Six months Ended		For the year Ended
	June 30, 2023	June 30, 2022	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net profit	4,883,343	1,776,453	6,773,268	(4,784,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance Cost	2,027,109	409,784	3,872,175	—
Stock based compensation for staff	721,000	—	—	4,313,889
Loss on license agreement	—	104,550	—	—
Settlement and forgiveness of Debt	—	(457,071)	—	—
Stock issued for services	721,192	—	—	234,450
Depreciation	1,286,759	1,129,622	2,259,244	—
Increase in Current assets	(5,189,724)	(18,018,496)	(28,976,508)	(19,949)
Increase in Accounts payable	(1,538,623)	14,914,877	25,987,197	70,031
Other Non-Operating Income	—	—	(262,932)	(223,226)
Net cash used in operating activities	2,911,056	(140,281)	9,652,444	(409,204)

Cash Flows from Investing Activities
Change in non-current assets	(712,582)	—	1,827,636	—
Net cash used in investing activities	(712,582)	—	1,827,636	—

Cash Flows from Financing Activities
Issuance of Convertible Note	970,000	—	1,100,000	—
Long term Borrowings	(777,672)	—	(7,410,999)	—
Finance Cost	(1,997,149)	(409,784)	(3,872,175)	—
Settlement of Forgiveness of Debt	—	457,071	—	—
Loss on License agreement	—	(104,550)	—	—
Related party line of credit	—	—	—	295,000
Proceeds from issuance of common stock	1,583	196,331	—	110,299
Net cash from financing activities	(1,803,238)	139,068	(10,183,174)	405,299

Net increase (decrease) in Cash	395,236	(1213)	1,296,906	(3,905)

Beginning cash balance	1,312,565	15,659	15,659	19,564
Ending cash balance	$1,707,801	14,446	$1,312,565	$15,659

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRAIL CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, HISTORY AND NATURE OF BUSINESS

Quality Industrial Corp. (“we”, “our”, the “Company”) was incorporated in the state of Nevada in May 1998 as Sensor Technologies Inc.  We aim to be a global leader in the manufacture and assembly of industrial equipment and precision engineered technology for the Industrial, Oil & Gas, and Utility sectors.

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

On May 28, 2022, we changed ownership, when Ilustrato Pictures International, Inc. (“ILUS”) acquired 77% of the outstanding shares in our Company. Modern Art Foundation Inc. (“Modern Art”), Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of common stock in the Company to Ilustrato Pictures International, Inc. (“Ilustrato”). Pursuant to a Stock Transfer Agreement, Ilustrato purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link who is the CEO of ILUS, is the beneficial owner.

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

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is now a public company focused on the Industrial, Oil & Gas and Utility Sectors and is a subsidiary to ILUS.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position and cash flows of QIND and all of its majority – owned or controlled subsidiary are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

Use of estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Company’s Consolidated Financial Statements, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

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

Particulars	December 31, 2022	December 31, 2021
Basic and diluted EPS*
Numerator
Net income / (loss)	6,773,268	(4,784,399)
Net Income attributable to common stockholders	6,773,268	(4,784,399)
Denominator
Weighted average shares outstanding	102,883,709	95,118,858
Number of shares used for basic EPS computation	102,883,709	95,118,858
Basic and diluted EPS*	0.07	(0.05)

Particulars	June 30, 2023	June 30, 2022
Basic and diluted EPS*
Numerator
Net income / (loss)	4,883,343	1,776,453
Net Income attributable to common stockholders	4,883,343	1,776,453
Denominator
Weighted average shares outstanding	106,573,410	98,669,372
Number of shares used for basic EPS computation	106,573,410	98,669,372
Basic and diluted EPS*	0.05	0.02

* The company has only issued common stock

Long-lived Assets

In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Inventories

In accordance with ASC 330, the Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first in, first out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

Leases

The Company accounts for leases with escalation clauses in accordance with Accounting Standards Codification (ASC) 840, “Lease”.

In accordance with the principles of ASC 840, the company recognizes both the assets and the liabilities arising from their leases. The lease liability is measured as the present value of lease payments while the lease assets is equal to the lease liability adjusted for certain items like prepaid rent and lease incentives.

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

During fiscal year 2022, the Company recognized interest on lease liabilities amounting to $667,614 and paid $1,906,838 as lease payments.

As of December 31, 2022, Lease liabilities are presented in the statement of financial position as:

Current portion of lease liabilities:	$835,820
Non-Current portion of lease liabilities:	$13,703,221

As of June 30, 2023, Lease liabilities are presented in the statement of financial position as:

Current portion of lease liabilities:	$835,943
Non-Current portion of lease liabilities:	$13,581,728

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

NOTE 5. CURRENT ASSETS

Other Current Assets

Year	June 30, 2023	December 31, 2022	December 31, 2021

Retention Receivables	2,590,611	2,800,611	—
Amount Due from a Related Party	2,072,077	1,794,218	—
Accrued Discount on Convertible notes	70,000	—	—
Other misc. current assets	210,934	179,488	178
Total other current assets	$4,943,622	$4,774,317	178

Related party advances

As of December 31, 2022, and December 31, 2021, the Company had amounts due to Ilustrato Pictures International Inc, a majority shareholder of the Company, of $14,662 and $0, respectively.

As of December 31, 2022, and December 31, 2021, the Company had amounts due from Gerab National Enterprises LLC a Shareholder of Quality International, a subsidiary of the Company, of $1,808,880 and $0, respectively.

As of June 30, 2023, and June 30, 2022, the Company had amounts due from Ilustrato Pictures International, Inc., a majority shareholder of the Company, of $277,859 and $0, respectively.

As of June 30, 2023, and June 30, 2022, the Company had amounts due from Gerab National Enterprises LLC a shareholder of Quality International, a subsidiary of the Company, of $1,794,218 and $0, respectively.

On September 10, 2021, the Company issued 1,500,000 shares of the Company's $0.001 par value common stock to the CEO, Carsten Kjems Falk, pursuant to his employee agreement. The shares were valued on the grant date at $2.75 per share, totaling $4,125,000.

On September 10, 2021, the Company issued 111,111 shares of the Company's $0.001 par value common stock to Executive Chairman Paul Quintal pursuant to his employment agreement. The shares were valued on the grant date at $1.70 per share, amounting to $188,889.

On December 30, 2020, the company entered into a $1,000,000 revolving note agreement. The note carries a 0.01% interest rate and is due on the later of the date the Company has the funds to repay the note or 24 months. On May 25, 2022, the balance of the line of credit was settled in full with the transfer of the Company’s 51% ownership interest in Etheralabs LLC to the shareholder. As of September 30, 2022, and December 31, 2021, the note had a balance of $0 and $295,000, respectively.

Accounts Receivable:

Accounts receivable are recorded at face amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Accounts receivable arise from our subsidiary Quality International. The duration of such receivables extend from 30 days beyond 12 Months with an average of 60 days. Payments are received only when a project milestone or entire project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience. The majority of accounts receivable which extend beyond 12 months due to warranties and legacy receivables which are guaranteed by Gerab National Enterprises (LLC).

Work In Progress:

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

Advances to Sub - Contractors/suppliers:

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

NOTE 6. NON CURRENT ASSETS

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

NOTE 7: RIGHT OF USE ASSETS

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

Land: 25 years

Right-of-use assets are subject to impairment review.

Right of use Assets	Leasehold Land
Cost as of December 31, 2022	16,639,146
Accumulated depreciation as of December 31, 2022	4,732,492
Carrying Value as of December 31, 2022	11,906,654
Depreciation for the year 2022	$ 1,003,052

NOTE 8 : GOODWILL

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date and is subject to annual impairment. Goodwill is the excess of the purchase price paid for an acquired entity and the amount of the price not assigned to acquired assets and liabilities. It arises when an acquirer pays a high price to acquire a business. This asset only arises from an acquisition, and it cannot be generated internally. Goodwill is an intangible asset, and so is listed within the long-term assets section of the acquirers’ balance sheet.

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

The Company acquired 52% of Quality International for $82,000,000 now owning 52% of the net assets of Quality International. The Net Assets of Quality International were $49,255,718 on December 31, 2022. The remaining $56,387,027 of the purchase price is therefore part of the Company’s Goodwill.

NOTE 9. CURRENT LIABILITIES

Other Current Liabilities

Other Current Liabilities as mentioned in the below table includes short term Liabilities – Payable to Quality International, lease liabilities, Short term bank borrowings and other miscellaneous Liabilities.

Other Current Liabilities	June 30, 2023	December 31, 2022	December 31, 2021
Lease Liabilities	835,943	836,382	—
Accrued Interest on Convertible note	77,093	31,855	—
Payable to the shareholders of the Subsidiary Quality International	80,500,000	81,000,000	—
Misc. Liabilities*	23,500	46,162	387,716
Total	$81,436,536	$81,914,399	$387,716

Loan Payable amounting to $80,500,000 as per June 30, 2023, is the liability of the company on account of acquisition of subsidiary. The same is payable in tranches to Quality International as a part of purchase consideration.

Short term Borrowings amounting to $18,911,641, is the current portion of bank borrowings, which correspond to our subsidiary Quality International. The short-term bank borrowings will be paid off with the purchase consideration of which $45M will be paid to Quality International according to the signed Share Purchase Agreement filed as an exhibit to this form 10-KT.

The Company intend to fund the obligations for acquisitions such as Quality International Co Ltd FZC, through an upcoming registration statement. Following the uplist to NYSE American QIND plan to file an S-1 to fund the remaining cash obligations for its current and future acquisitions.

*Misc. Liabilities as of December 31, 2021:

Related Party Advances	$29,626
Loan payable – related party	$63,090
Line of credit - related party amounting to	$295,000

As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-Current liabilities.

Accounts Payable and Accrued Liabilities	June 30, 2023	December 31, 2022	December 31, 2021
Accounts Payable	41,009,707	43,344,990	0.00
Accrued Liabilities	2,289,614	1,206,417	207,421
Total	$43,299,321	$44,551,407	$207,421

NOTE 10. CONVERTIBLE NOTES

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

NOTE 11. OTHER LONG TERM LIABILITIES

The Company has outstanding loan liability on account of consolidation of the subsidiary. Such Loans includes Bank Borrowings and Term loan – working capital loan obtained from the Banks/Financial Institutions to meet the asset financing and working capital requirements of the company.

  As of June 30, 2023, and December 31, 2022, the Company had Other Long-Term Liabilities of $28,028,680 and $0 respectively. The Company has outstanding lease liabilities and long-term bank borrowings through its subsidiary Quality International.

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

These Borrowings are secured by personal and corporate guarantee by Gerab National Enterprises LLC of Quality International along with registered mortgage over plant and machineries belonging to the company Quality International located in Hamriyah Free Zone phase-II, UAE.

Other long term liabilities:

Particulars	June 30, 2023	December 31, 2022	December 31, 2021
End of service benefits	1,938,218	1,953,853	0.00
Total	$1,938,218	$1,953,853	0.00

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

On April 19, 2023, the Company issued a common share purchase warrant to Exchange Listing LLC (the “Exchange Common Share Purchase Warrant”). The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 200,000 of the Company’s common shares (whereby such number may be adjusted from time to time pursuant to the terms and conditions of the Exchange Common Share Purchase Warrant) at the exercise price of $0.58, per share then in effect.

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

As of June 30, 2023, December 31, 2022, and December 31, 2021, there were 114,576,965, 102,883,709 and 94,738,209 shares of common stock issued and outstanding, respectively.

As of June 30, 2023, December 31, 2022, and December 31, 2021, there were 0, 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

From January 1, 2021, to December 31, 2021, we made the following issuances:

•	On April 30, 2021, Oscar Gensman resigned and agreed that all claims and obligations towards the company lapsed including the stock payable to Mr. Gensmann of $171,875.

•	On June 9, 2021, we issued 25,000 shares of our common stock for services to Triton Funds LP. The shares were valued on the date of issuance at $1.98 per share or $49,500.

•	On August 6, 2021, we issued 50,000 shares of our common stock for services to White Lion Capital LLC. The shares were valued on the date of issuance at $2.46 per share or $123,000.

•	On August 19, 2021, we issued 25,000 shares of our common stock for services to Triton Funds LP. he shares were valued on the date of issuance at $0.90 per share or $22,500.
•	On September 10, 2021, the Company issued 1,500,000 shares the Company’s $0.001 par value common to the CEO Carsten Kjems Falk pursuant to his employee agreement. The shares were valued on the date of grant at $2.75 per share or $4,125,000.

•	On September 10, 2021, the Company issued 111,111 shares of the Company’s $0.001 par value common stock to the Executive Chairman Paul Quintal pursuant to his employee agreement. The shares were valued on the date of grant at $1.70 per share or $188,889.

•	On September 14, 2021, we issued 100,000 shares common stock for $20,000 cash.

•	On September 27, 2021, we issued 62,000 shares common stock for $8,262 cash.

•	On October 7, 2021, we issued 170,000 shares common stock for $3,605 cash.

•	On October 27, 2021, we issued 500,000 shares common stock for $44,625 cash.

•	On November 10, 2021, we issued 200,000 shares common stock for $10,523 cash.

•	On November 24, 2021, the Company issued 438,333 shares of common stock for services by North Equities LTD. The shares were valued on the date of issuance at $.09 per share or $39,450.

•	On December 17, 2021, we issued 250,000 shares common stock for $10,859 cash.

•	On December 28, 2021, we issued 342,500 shares common stock for $12,425 cash.

•	In the year 2021, the company reversed the Stock payable of $223,226, which had been carried forward from previous years. This action was taken because stock payable is no longer considered as an outstanding payable.

From January 1, 2022, to December 31, 2022, we made the following issuances:

•	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash.

•	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash.

•	On February 28 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550.

•	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash.

•	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash.

•	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash. As of March 31, 2022, the cash had not been received and was recorded as stock receivable.

•	On April 22, 2022, the Company issued 595,500 shares of common stock for $27,017 cash.

•	On July 28, 2022, the Company issued 2,000,000 shares of common stock for $82,572 cash for debt conversion.

•	On August 3, 2022, we issued a two year convertible promissory note to RB Capital LLC in the principal amount of $1,100,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

Common Stock issuances during the six months ending June 30, 2023.

•	On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to John-Paul Backwell Link 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

•	On May 4, 2023, the Company issued to Louise Bennett 1,000,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

•	On May 8, 2023, the Company issued to Exchange Listing LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE with a grant-date and fair value of the award, at $0.41 pursuant to a share purchase agreement signed on April 19, 2023.

•	On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant-date and fair value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

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

NOTE 14. OPERATING EXPENSES

General and administrative expenses	December 31, 2022	December 31, 2021
Depreciation on Plant, Property and Equipment and right of use assets	3,262,296	—
General business expense	7,034,617	331,609
Selling & Distribution Expense	89,089	—
IT support and Software	877	—
Legal services	73,481	—
Rent	1,555	—
Management charge	6,092	—
Communication	733	—
Travel expense	894	—
Total	$10,469,634	$331,609

General and Administrative Expenses	June 30, 2023	June 30, 2022
Salaries and related benefits	2,656,792	1,525,490
Travelling and conveyance	285,908	139,774
Legal and audit fee	139,967	198,801
Repairs and maintenance	80,638	96,960
Printing and Stationary	17,706	5,030
Depreciation on Plant, Property & Equipment	1,286,759	1,129,622
Insurance	36,826	38,209
IT Support & software	28,509	38,163
Utilities	26,550	14,668
Misc general business expenses	209,035	80,508
Total	$4,768,690	$3,267,225

See Note 6 to Financial Statements for Depreciation on Property, Plant and Equipment and Note 7 for Depreciation on Right of Use Asset.

In 2022, we have not issued any stock for services. General & Admin expenses in the year 2022 are attributable to administrative and operating costs associated with our business activities. Such expenses include Employee related costs, rent and other operating expenses.

NOTE 15. OTHER NON OPERATING INCOME

The Company Earned other income in 2022 as a result of gain on settlement and forgiveness of debt, sale of Scrap and exchange loss/gain.

The table below presents the breakdown of non-Operating income:

Non-Operating income	December 31, 2022	December 31, 2021
Sale of scrap	212,917	—
Exchange Gain/ loss	(24,466)	—
Misc Income	74,481	—
Gain on settlement and Forgiveness of Debt	457,071	—
Total	$720,003	$0

Non-Operating income	June 30, 2023	June 30, 2022
Sale of scrap	—	—
Exchange Gain/loss	—	—
Misc Income	—	—
Gain on settlement and Forgiveness of Debt	—	337,071
Total	$—	$337,071

Note on Gain on settlement & forgiveness of debt:

On May 15, 2022, the Company entered into a loan agreement with Fastbase Inc in the amount of $37,000. The note bears an interest rate of 3% and is due on January 1, 2024. On May 25, 2022 the loan was forgiven in full as well as accrued interest of $30, and a gain on forgiveness of debt of $37,030 was recorded.

On May 25, 2022, the company entered into a Debt Conversion Agreement (the “Agreement”) with our prior officer and director, Rasmus Refer. Pursuant to the Agreement, we transferred our 51% interest in Etheralabs LLC to Mr. Refer. In exchange, Mr. Refer agreed to cancel $300,041 in loans including interest owed by our company to Mr. Refer.

We made a gain on forgiveness of accrued salary in Q1, 2022, to our currrent oficer Mr. Falk since he waived his right to receive the outstanding amounts for the fiscal year 2021 of $120,000.

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

NOTE 17. BUSINESS COMBINATION DISCLOSURE*

*In Accordance with ASC 805-10-50, ASC 805-30-50 and ASC 805-10-25-7

On June 28, 2022, QIND signed a binding Letter of Intent to acquire 51% of the shares of Quality International Co Ltd FZC, a United Arab Emirates headquartered company (“Quality International”), from the shareholders of Quality International. Quality International is a revenue generating company that manufactures custom solutions for the Oil and Gas, Energy, Water Desalination, Wastewater, Offshore and Public Safety sectors.

It was determined that the Company acquired a majority of Quality International, effective as of June 28, 2022, resulting in Quality International becoming a subsidiary, in a transaction accounted for as a business combination. Pursuant to ASC 805-10-25-7, the Company determined that the acquisition date preceded the closing date. The Current Management of Quality International Co Ltd FZC will continue to operate, but QIND as per June 28, 2022, has held the ability to make decisions about the operations and financing of the acquired entity without impediment.

On January 18, 2023, at the time of entering into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Quality International, the acquisition was increased by 1% over the binding LOI, making it 52% of the shares of Quality International Co Ltd FZC.

On July 31, 2023, the parties to the Purchase Agreement entered into an amendment to the Purchase Agreement to revise the payment schedule for the Purchase Price for the Shares. The agreement has been filed with this transition report.

The acquired business contributed revenues of $60,943,668 and earnings of $3,448,544 to QIND for the period ended December 31, 2022. The following unaudited pro forma summary presents consolidated information of QIND as if the business combination had occurred on January 1, 2021 [ASC 805-10-50-2(h)(3)].

Particulars ( Figures in USD)	Pro forma year ended December 31, 2022	Pro forma year ended December 31, 2021
Revenue	65,603,673	65,603,673
Earnings	6,773,268	2,318,820

In 2022, QIND incurred $13,000 as acquisition-related costs in the form of due diligence fees. These expenses are included in general and administrative expenses on ILUS’ consolidated income statement for the year ended December 31, 2022, and are reflected in pro forma earnings for the year ended December 31, 2021, in the table above.

In accordance with ASC 805-30-50-1 (b) and ASC 80-20-50-1(c), the following table summarizes the consideration transferred to acquire Quality International and the amounts of identified assets acquired, and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in Quality International at the acquisition date:

Fair value of Consideration:

Cash $82,000,000

Contingent consideration $55,000,000

Total $137,000,000

Cash and cash equivalents	1,309,429
Trade receivables	33,175,606
Inventories	1,202,674
Receivables	2,800,611
Deposits	1,503,279
Advances and related party dues	9,503,902
Work in Progress	57,433,535
Property, plant, and equipment	1,365,585
Leasehold Improvements & Buildings	17,390,067
Furniture & Fixtures	156,370
Capital WIP	1,884,569
Trade and other payables	(62,347,884)
Borrowings	(28,028,680)
Total identifiable net assets	$49,255,717
Goodwill	$56,387,027

NOTE 18. SUBSEQUENT EVENTS

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

On July 31, 2023, the shareholders of Quality International and the company entered into an amendment to the QI purchase agreement to revise the payment schedule for the purchase price for the shares. The agreement has been filed as an exhibit with this transition report.

We considered making an acquisition in Petro Line, however, the acquisition never materialized. On January 27, 2023, we entered into the Petro Line Share Purchase Agreement, to acquire 51% of Petro Line FZ-LLC. The acquisition never materialized after a fire at a Petro Line factory. An investigation into the fire’s impact led us to subsequently terminate the Petro Line Share Purchase Agreement on July 31, 2023, and no payments to Petro Line were made.

On July 31, 2023, the Company issued to 1800 Diagonal Lending LLtd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

On August 15, 2023, the Company issued to 1800 Diagonal Lending LLtd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

2.       Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.       Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Transition Report on Form 10-KT:

Exhibit	Exhibit Name

2.1*	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.2*	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.3*	Debt Conversion Agreement, dated May 30, 2022, with Rasmus Refer (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2022)
2.4*	Share Purchase Agreement, dated January 18, 2023, with shareholders of Quality International Co Ltd FZC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 18, 2023)
2.5	Share Purchase Agreement, dated January 27, 2023, with shareholders of Petro Line FZ-LLC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 31, 2023)
3.1	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6	Articles of Merger dated June 27, 2022 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2022)
4.1	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.2	Convertible Promissory Note, dated August 3 , 2022 , with RB Capital Partners Inc.(Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 9, 2022)
4.3	Convertible Promissory Note, dated March 17, 2023, with RB Capital Partners Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
4.4*	Warrant Agreement, dated April 19, 2023, with Exchange Listing, LLC
4.5*	Stock Purchase Agreement, dated April 19, 2023, with Exchange Listing, LLC
4.6*	Warrant Agreement, dated May 23, 2023, with Jefferson Street Capital LLC
4.7*	Convertible Promissory Note, dated May 23, 2023, with Jefferson Street Capital LLC
4.8*	Stock Purchase Agreement, dated May 23, 2023, with Jefferson Street Capital LLC
4.9*	Stock Purchase Agreement, dated June 16, 2023, with Sky Holding Ltd.
4.10*	Convertible Promissory Note, dated June 16, 2023, with Sky Holding Ltd.
4.11*	Convertible Promissory Note, dated July 31, 2023, with 1800 Diagonal Lending LLC
4.12**	Convertible Promissory Note, dated August 15, 2023, with 1800 Diagonal Lending LLC
10.1	Lease Agreement with Quality Industrial, dated October 31, 2021 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.2	Lease Agreement with Quality International, dated June 6, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.3	Lease Agreement with Quality International, dated September 13, 2020 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.4	Lease Agreement with Quality International, dated September 13, 2020 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.5	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.6	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.7	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.8	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.9	Lease Agreement with Quality International, dated September 6, 2018 (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.10*	Employment Agreement with Carsten Falk (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.11*	Amended Employment Agreement with John-Paul Backwell (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.12*	Amended Employment Agreement with Nicolas Link (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.13*	Amended Employment Agreement with Krishnan Krishnamoorthy (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.14*	Amended Employment Agreement with Louise Bennett (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
14.1**	Code of Ethics dated August 11, 2023
14.2 *	Insider Trading Policy, dated March 10, 2023 (Incorporated by reference to Exhibit 14.2 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
21.1*	Subsidiaries of the registrant, dated March 10, 2023 (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Definition Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**

*Previously filed

**Filed herewith.

ITEM 16.	10-KT SUMMARY

None

58

SIGNATURES

Quality Industrial Corp.

By:	/s/ John-Paul Backwell
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: August 21, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: August 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John-Paul Backwell
Name: John-Paul Backwell Title: Chief Executive Officer (principal executive officer) Date: August 21, 2023

By:	/s/ Krishnan Krishnamoorthy
Name: Krishnan Krishnamoorthy Title: Chief Financial Officer (principal financial officer and principal accounting officer) Date: August 21, 2023

By:	/s/ Nicolas Link
Name: Nicolas Link Title: Executive Chairman Date: August 21, 2023

59