Form 10-Q
period 2023-09-30
Quality Industrial Corp.
filed 2023-11-20
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 126,887,936 common shares as of November 20, 2023.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets for the period ended September 30, 2023, and June 30, 2023 (Unaudited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2023, and 2022 (Unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended September 30, 2023, and 2022 (Unaudited);
F-4	Consolidated Statements of Cash Flows for three months ended September 30, 2023, and 2022 (Unaudited); and
F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023, are not necessarily indicative of the results that can be expected for the full year.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

		September 30, 2023 (unaudited)	June 30, 2023 (audited)
ASSETS
Current assets
Cash and cash equivalents	4	1,254,598	1,707,801
Inventories	5	1,437,330	1,536,283
Work in Progress	5	36,200,632	39,974,415
Accounts Receivables	5	72,693,254	60,408,873
Advances to Sub - Contractors	5	7,252,919	6,612,608
Deposits	5	1,503,279	1,503,279
Other current assets	5	7,284,049	4,943,623
Total current assets		127,626,061	116,686,882

Non-Current assets
Property Plant & Equipment	6	1,490,086	1,290,081
Capital WIP		1,867,509	1,667,509
Furniture, Fixtures & Office Equipment	6	77,202	118,193
Lease Hold Improvements & Building	6	16,885,252	17,146,631
Right of Use assets	7	11,906,654	11,906,654
Goodwill	8	56,387,027	56,387,027
Total non-current assets		88,613,730	88,516,095
Total Assets		216,239,791	205,202,977
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	9
Accounts payable and accrued liabilities		50,192,442	43,299,321
Other Current Liabilities		81,048,020	81,436,536
Short term bank borrowings		19,055,041	18,911,641
Total current liabilities		150,295,503	143,647,498
Long Term liabilities
Convertible Notes	10	2,343,804	2,070,000
Bank borrowings	11	10,768,392	10,761,062
Lease liabilities	2	12,192,300	13,581,728
Other long-term liabilities	11	2,229,218	2,229,218
Total Long-Term Liabilities		27,533,714	28,642,008
Total Liabilities		177,829,217	172,289,506
Stockholders’ Equity	12
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of September 30, 2023, and June 30, 2023, respectively		—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 126,887,936 and 114,576,965 shares issued and outstanding as of September 30, 2023, and June 30, 2023, respectively		126,890	114,579
Additional paid-in capital		17,232,706	13,607,017
Retained Earnings/accumulated Deficit		(5,761,470)	(5,801,674)
Minority Interest	13	26,812,448	24,993,549
Total stockholders’ Equity		38,410,574	32,913,471
Total liabilities and stockholders’ Equity		216,239,791	205,202,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Three Months Ended
		September 30, 2023	September 30, 2022
Revenue		$22,129,973	$19,126,800

Cost of revenues		14,134,605	12,481,550

Gross profit		7,995,368	6,645,250

Operating expenses
Selling & Distribution		19,250	25,450
General & Administrative	14	4,287,754	3,203,268
Depreciation	6	701,090	565,170
Total operating expenses		5,008,094	3,793,888

Profit/Loss from operations		2,987,274	2,851,362

Non-operating expenses
Finance cost		1,141,365	407,800
Interest on convertible notes		43,004	12,447
Other Non-Operating expenses		165,872	—
Total other expense		1,350,242	420,247
Other Income		222,071	—
Total Other Income	15	222,071	—
Net Income (Loss)		1,859,103	2,431,116
Net Income Minority Interest		1,818,899	1,206,459
Net Income Parent		40,204	1,224,657
Net profit per common share - basic and diluted		0.02	0.02
Weighted average common shares outstanding		118,283,503	102,290,302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, June 30, 2023	—	—	114,576,965	114,579	13,607,017	24,993,549	(5,801,674)	32,913,471
Common stock issued for cash	—	—	6,410,971	6,411	1,993,589	—	—	2,000,000
Common stock issued for services	—	—	300,000	300	125,700	—	—	126,000
Common stock issued as staff compensation	—	—	5,600,000	5,600	1,506,400	—	—	1,512,000
Imputed Interest	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	1,818,899	40,204	1,859,103
Balance, September 30, 2023	—	—	126,887,936	126,890	17,232,706	26,812,448	(5,761,470)	38,410,574

For the Three Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, June 30, 2022	—	$—	100,883,709	$100,886	$12,094,375	22,803,924	$(14,630,324)	$20,368,861
Goodwill adjustment	—	—	—	—	—	—	3,222,360	3,222,360
Common stock issued	—	—	2,000,000	$2,000	80,600	—	—	82,600
Net Income	—	—	—	—	—	1,206,458	1,224,858	2,431,116
Balance, September 30, 2022	—	$—	102,883,709	$102,886	$12,174,975	24,010,382	$(10,183,306)	$26,104,937

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net income (loss)	$1,859,103	$2,431,116
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	1,512,000	—
Stock issued for services	—	—
Depreciation on Property, Plant and Equipment	701,090	565,107
Depreciation on right of use assets	—	243,899
Non-cash expenses	165,872	—
Finance cost including interest on leases	1,477,316	420,247
Changes in assets and liabilities
Inventories	98,953	73,054
Work-in-progress	3,773,783
Accounts receivables	(12,284,381)	(18,170,460)
Other current assets	(980,737)	321,031
Contract and other payables	6,732,911	15,257,455
Other Current liabilities	113,912	59,511
Cash generated from operations	3,169,823	1,200,959
Finance costs paid	(1,064,033)	(407,800)
Net cash used in operating activities	2,105,790	793,158

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(798,725)	(255,000)
Net cash used in investing activities	(798,725)	(255,000)

Cash Flows from Financing Activities
Proceeds/repayment of bank borrowings	150,730	(272,307)
Payment of lease liabilities	(2,184,802)	(215,000)
Proceeds from Issuance of Shares	2,000,000	—
Buy Back commitment	(2,000,000)
Proceeds from Note	273,804	—
Net cash from financing activities	(1,760,268)	(487,307)

Net increase (decrease) in Cash	(453,203)	50,851

Beginning cash balance	1,707,801	1,114,131

Ending cash balance	$1,254,598	$1,164,982

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

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019, in connection with the Merger described below, Robert Stevens resigned from all his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. Rasmus Refer was previously the CEO of the Company until August 31, 2020, and Director of the Company until November 30, 2020, where Carsten Kjems Falk was appointed as CEO and Paul C. Quintal sole director were appointed thereafter as described in detail below.

On May 28, 2022, we changed ownership, when Ilustrato Pictures International, Inc. (“ILUS”) at the time acquired 77% of the outstanding shares in our Company. Modern Art Foundation Inc. (“Modern Art”), Rene Lauritsen and Fastbase Holding Inc. agreed to transfer 77,669,078 shares of common stock in the Company to Ilustrato Pictures International, Inc. (“Ilustrato”). Pursuant to a Stock Transfer Agreement, Ilustrato purchased the shares for an aggregate amount of $500,000. Mr. Nicolas Link who is the CEO of ILUS, is the beneficial owner. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year with the Change of Control, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer, Mr. Carsten Falk was appointed as our Chief Commercial Officer, Mr. Krishnan Krishnamoorthy was appointed as our Chief Financial Officer and finally, Mrs. Louise Bennett was appointed Chief Operations Officer. The Officers and Director of the Company have an employee agreement with the parent Company ILUS. The agreements also govern their employment agreements in Quality Industrial Corp. All salaries are paid by ILUS, and stock-based compensation is as a combination from both companies.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is now a public company focused on the Industrial, Oil & Gas and Utility Sectors and is the Industrial and Manufacturing subsidiary of ILUS.

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

Fair value of financial instruments

The carrying value of cash, accounts payable, warrants, accrued expenses, and debt, short term as well as long term, is recorded at fair value. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

●	Level 1. Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2. Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

●	Level 3. Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

The principal activity of the Company is to engage in general trading, manufacturing and fabrication or steel and steel products and mainly manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and piping. Revenue from contracts with customers is recognized when control of the goods or services are transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has generally concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

Construction contracts

Construction contract revenue and contract costs are recognized as revenue and expenses respectively by reference to the stage of completion of the contract activity at the end of the reporting period, when the outcome of a construction contract can be estimated reliably. The percentage of completion method of accounting requires the reporting of revenues and expenses on a yearly basis, as determined by the percentage of the contract that has been fulfilled. The stage of completion is measured by reference to the proportion of the costs incurred to date.

When the outcome of a construction contract cannot be estimated reliably, contract revenue is recognized to the extent of contract costs incurred that are likely to be recoverable and contracts costs are recognized as expense in the period in which they are incurred. An expected loss on the construction contract is recognized as an expense immediately when it is probable that total contract costs will exceed total contract revenue.

The Company principally operates fixed price contracts. If the outcome of such a contract can be reliably measured, revenue associated with the construction contract is recognized by reference to the stage of completion of the contract activity at year end (the percentage of completion method).

The outcome of a construction contract can be estimated reliably when:

●	the total contract revenue can be measured reliably;

●	it is probable that the economic benefits associated with the contract will flow to the entity;

●	the costs to complete the contract and the stage of completion can be measured reliably; and

●	the contract costs attributable to the contract can be clearly identified and measured reliably so that actual contract costs incurred can be compared with prior estimates. When the outcome of a construction cannot be estimated reliably (principally during early stages of a contract), contract revenue is recognized only to the extent of costs incurred that are expected to be recoverable.

In applying the percentage of completion method, revenue recognized corresponds to the total contract revenue (as defined below) multiplied by the actual completion rate based on the proportion of total contract costs (as defined below) incurred to date over the total estimated contract costs.

Contract revenue corresponds to the initial amount of revenue agreed in the contract and any variations in contract work, claims and incentive payments to the extent that it is probable that they will result in revenue, and they are capable of being reliably measured.

Contract costs include costs that relate directly to the specific contract and costs that are attributable to contract activity in general and can be allocated to the contract.

The Company’s contracts are typically negotiated for the construction of a single asset or a group of assets which are closely interrelated or interdependent in terms of their design, technology and function. In certain circumstances, the percentage of completion method is applied to the separately identifiable components of a single contract or to a group of contracts together in order to reflect the substance of a contract or a group of contracts.

Variations

Variations are recognized in contract revenue when the outcome can be determined with reasonable certainty and are capable of being reliably measured.

Variable consideration

If the consideration in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the goods to the customer. The variable consideration is estimated at contract inception and constrained until it is highly probable that a significant revenue reversal in the amount of cumulative revenue recognized will not occur when the associated uncertainty with the variable consideration is subsequently resolved.

Cash and cash equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $1,254,598 and $1,707,801 in cash and cash equivalents as of September 30, 2023, and 30 June 2023, respectively.

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

In accordance with ASC 718, the Company will generally apply the same guidance to both employee and non-employee share-based awards. However, the Company will also follow specific guidance for share-based awards to non-employees related to the attribution of compensation cost and the inputs to the option-pricing model for expected term. Non-employee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeiture” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expenses for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Particulars	September 30, 2023	September 30, 2022
Basic and diluted EPS*
Numerator
Net income / (loss)	1,859,103	2,431,116
Net Income attributable to common stockholders	1,859,103	2,431,116
Denominator
Weighted average shares outstanding	118,283,503	102,290,302
Number of shares used for basic EPS computation	118,283,503	102,290,302
Basic EPS*	0.02	0.02
Number of shares used for diluted EPS computation	118,574,503	102,290,302
Diluted EPS*	0.02	0.02

*	The company has only issued common stock

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

Income taxes

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740-10-50, “Income Taxes” (“ASC Topic 740”). This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard. Deferred tax assets have not been created as major income of the company belongs to the subsidiary, which is registered in income tax-free jurisdiction since the losses incurred cannot be utilized in the future, rendering deferred tax assets irrelevant, The profits of a foreign subsidiary corporation are ordinarily not subject to tax in the United States as in accordance with the general Internal Revenue Service rule, foreign subsidiaries are not considered U.S. corporations even if they are wholly owned.

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

Leases

The Company accounts for leases with escalation clauses in accordance with Accounting Standards Codification (ASC) 842, “Lease”.

In accordance with the principles of ASC 842, the Company recognizes both the assets and the liabilities arising from their leases. The lease liability is measured as the present value of lease payments while the lease assets is equal to the lease liability adjusted for certain items like prepaid rent and lease incentives.

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

The Company’s subsidiary, Quality International, has entered into commercial leases of land for offices, manufacturing yards and storage facilities. These leases generally have a lease term of 25 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with terms of 12 months or less and leases with low value.

The Company has a Lease arrangement for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company determines if an arrangement is or contains a lease at contract inception and recognizes a ROU asset and a lease liability based on the present value of fixed, and certain index-based lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made.

The Company generally uses its incremental borrowing rate as the discount rate for measuring its lease liabilities, as the Company cannot determine the interest rate implicit in the lease because it does not have access to certain lessor specific information. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have significant finance leases. The Company has elected not to separate payments for lease components from payments for non-lease components for all classes of leases. Additionally, the Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities will not be recognized for leases with an initial term of twelve months or less.

When accounting for finance leases in accordance with ASC 842, entity recognizes interest on the lease liability and amortization of the ROU asset in the income statement and classify payments of the principal portion of the lease liability as financing activities and payments of interest on the lease liability as operating activities.

As of September 30, 2023, Lease liabilities are presented in the statement of financial position as:

Current portion of lease liabilities:	$333,515
Non-Current portion of lease liabilities:	$12,192,300

As of June 30, 2023, Lease liabilities are presented in the statement of financial position as:

Current portion of lease liabilities:	$835,943
Non-Current portion of lease liabilities:	$13,581,728

Short-term leases and leases of low-value assets

The Company accounts for leases with escalation clauses in accordance with Accounting Standards Codification (ASC) 842, “Lease”.

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

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of six months or less to be cash equivalents. There was $1,254,598 and $1,707,801 in cash and cash equivalents as of September 30, 2023, and 30 June 2023, respectively.

NOTE 5. CURRENT ASSETS

Other Current Assets

Year	September 30, 2023	June 30, 2023

Retention Receivables	2,590,611	2,590,611
Amount Due from a Related Party	2,191,608	2,072,077
Accrued Discount on Convertible notes	63,862	70,000
Buy Back Commitment	2,000,000
Other misc. current assets	473,968	210,935
Total other current assets	$7,284,049	$4,943,623

Related party advances

As of September 30, 2023, and September 30, 2022, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a majority shareholder of the Company, of $397,390 and $(30,000), respectively. These figures are related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

As of September 30, 2023, and September 30, 2022, the Company had amounts due from Gerab National Enterprises LLC (“Gerab”), a shareholder of Quality International, the operating subsidiary of the Company, of $1,794,218 and $4,990,679, respectively. Gerab is a large supplier of piping and steel solutions located in the UAE and supplies piping and steel to Quality International. The amounts due are related to an advance in connection with the supply of materials for which delivery was delayed. The amount due has reduced following resumption of the delayed project leading to delivery of the materials as per project milestones. The amount due will be further reduced by the end of as the remaining materials are delivered. As per the audited financial statements of Quality International, outstanding balances at the year-end arise in the normal course of business. For the year ended June 30, 2023, Quality International has not recorded impairment of amounts owed by any related party, as the provision for expected credit losses on the amounts due from a related party was not material to the financial statements and the credit risk associated with it, is assessed as low/nil for the period June 30, 2022.

On September 15, 2023, the Company issued to Nicolas Link 2,000,000 shares of our common stock pursuant to his employee contract with a grant-date and fair market value of $0.27.

On September 15, 2023, the Company issued to John-Paul Backwell 2,000,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, the Company issued to Carsten Kjems Falk 1,250,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, the Company issued to Louise Bennett 350,000 shares of our common stock, pursuant to her employee contract, with a grant-date and fair market value of $0.27.

Accounts Receivables

Accounts receivables are recorded at face amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and records the appropriate provision.

Accounts receivable arise from our subsidiary Quality International. The duration of such receivables extends from 30 days beyond 12 Months with a historical average of 60 days.

Accounts Receivables Ageing	September 30, 2023	June 30, 2023
1-30 days	14,284,381	8,808,321
31-60 days	13,885,320	9,756,052
61-90 days	4,536,646	2,229,955
91-120 days	3,401,662	3,175,545
121-365 days	6,489,961	6,343,715
366 days and above	30,095,285	30,095,285
Total	$72,693,254	$60,408,873

The accounts receivable that extends beyond 12 months, amounting to $30,095,285 as of September 30, 2023, and June 30, 2023, for both periods respectively, due to warranties and legacy receivables are guaranteed by Gerab National Enterprises LLC.

Work In Progress

Work In Progress only reflects the value of products in intermediate production stages and excludes the value of finished products being as inventory in anticipation of future sales and raw materials not yet incorporated into an item for sale.

Advances to Sub – Contractors/suppliers

Advances have been paid to the suppliers and subcontractors in the ordinary course of business for procurement of specialized material and equipment required in the process of manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and pipes. The company is engaged in the production of process equipment, pressure vessels, and substantial offshore structures. To undertake these projects, the company is required to make substantial upfront investments in materials and machinery. These projects involve many processes and take substantial time to complete.

Retention Receivables

Retention receivable relates to a percentage of the contract price being retained by the customers for a period of 12 to 18 months (as per contract agreements), for the purpose of repair of damages (if any), that arise as a result of work done on the projects by the Company. These amounts are received at the expiration of the retention period.

Other misc. Current Assets

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

Depreciation

Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. See Note 1 for further details.

Cost of assets

	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Capital work in Progress	Total
December 31, 2021	—	—	—	—	—
Additions during the year	—	—	—	—	—
Additions on account of acquisition of Subsidiary as of June 30, 2022	25,387,308	27,043,357	5,734,655	1,391,741	59,557,061
Additions during H2 2022	39,992	42,786	6,524	492,828	582,130
December 31, 2022	25,427,300	27,086,143	5,741,179	1,884,569	60,139,191
Additions during the Quarter	929,642	—	—	408,277	1,337,919
March 31, 2023	26,356,942	27,086,143	5,741,179	2,292,846	61,477,110
Additions/Disposal during the Quarter	—	—	—	(625,337)	(625,337)
June 30, 2023	26,356,942	27,086,143	5,741,179	1,667,509	60,851,773
Additions/Disposal during the Quarter	598,725	—	—	200,000	798,725
September 30, 2023	26,955,667	27,086,143	5,741,179	1,867,509	61,650,498

Accumulated depreciation & Carrying value

	Plant & Machinery	Leasehold Improvements & Building	Furniture, Fixtures & Office Equipment	Capital work in Progress	Total

Accumulated depreciation as of June 30, 2022	23,555,566	9,154,572	5,502,248	—	39,880,570
Carrying value as of June 30, 2022	1,831,742	17,888,785	232,407	1,391,741	21,344,674
Charge H2 2022	506,149	541,504	82,561	—	1,130,213
Accumulated Depreciation December 31, 2022	24,061,715	9,696,076	5,584,809	—	39,342,600
Carrying value December 31, 2022	1,365,585	17,390,067	156,370	1,884,569	20,796,591
Charge for the first Quarter	633,798	—	—	—	633,798
Accumulated Depreciation till March 31, 2023	24,695,513	9,696,076	5,584,809	—	39,976,398
Carrying value March 31, 2023	1,661,429	17,390,067	156,370	2,292,846	21,500,712
Charge for the second Quarter	371,348	243,436	38,177	—	652,961
Accumulated Depreciation till June 30, 2023	25,066,861	9,939,512	5,622,986	—	40,629,359
Carrying value June 30, 2023	1,290,081	17,146,631	118,193	1,667,509	20,222,414
Charge for the third Quarter	398,720	261,379	40,991	—	701,090
Accumulated Depreciation till September 30, 2023	25,465,581	10,200,891	5,663,977	200,000	41,330,449
Carrying value September 30, 2023	1,490,086	16,885,252	77,202	1,867,509	20,320,440

NOTE 7. RIGHT OF USE ASSETS

The Company’s subsidiary has entered into commercial leases of land for offices, manufacturing yards and storage facilities. These leases generally have lease term of 25 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with lease terms of 12 months or less and leases with low value.

The Company has Lease arrangements for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

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

Land: 25 years

Right-of-use assets are subject to impairment review.

Right of use Assets	Leasehold Land
Cost as of December 31, 2021	16,639,146
Accumulated depreciation as of June 30, 2022	4,244,695
Carrying value as of June 30, 2022	12,394,451
Depreciation for second half of 2022	487,797
Accumulated depreciation as of December 31, 2022	4,732,492
Carrying Value as of December 31, 2022	11,906,654
Depreciation for first half of 2023	—
Carrying value as of June 30, 2023	11,906,654
Depreciation for Q3 2023	—
Carrying value as of September 30, 2023	11,906,654

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

Goodwill was initially recognized as of December 31, 2022, in accordance with the provisions outlined in the Share Purchase Agreement signed on January 18, 2023. This recognition was also based on the Purchase Price Allocation Report (PPA Report) dated January 25, 2023. It is important to note that control over the entity was established on June 28, 2022.

However, there was a subsequent change in the company’s financial reporting period, shifting it from December 31 to June 30. Consequently, the first audited balance sheet as of June 30, 2022, was prepared on September 15, 2023. Therefore, it is not possible to calculate goodwill based on the June 30, 2022, valuation, since goodwill had already been reported in the financial statements for December 31, 2022. In this context, goodwill cannot be revalued upwards.

To account for this difference in valuation, adjustments were made to the retained earnings for the June 30, 2022, period. These adjustments were subsequently reversed in the financial statements for December 31, 2022.

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

Other Current Liabilities	September 30, 2023	June 30, 2023
Lease Liabilities	333,515	835,943
Accrued Interest on Convertible note	117,572	77,093
Payable to the shareholders of the Subsidiary Quality International	75,500,000	80,500,000
Short term borrowings	5,033,333	—
Misc. Liabilities*	63,600	23,500
Total	$81,048,020	$81,436,536

Loan Payable amounting to $75,500,000 as per September 30, 2023, is the liability of the company on account of acquisition of subsidiary. The same is payable in tranches to Quality International as a part of purchase consideration.

On July 27, 2023, our Company borrowed from Mahavir Investments Limited, the principal amount of $3,000,000 (the “Mahavir Loan”). The Mahavir Loan bears interest at 20% per annum and is payable in nine tranches. We have the right to prepay the Mahavir Loan at any time. The loan matures on April 30, 2024. The $3,000,000 was paid to Quality International as tranche payment of the amended purchase agreement.

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buy back agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as tranche payment of the amended purchase agreement.

Short term Bank Borrowings amounting to $18,911,641 as of June 30, 2023, and $19,055,041 as of September 30, 2023, is the current portion of bank borrowings, which correspond to our subsidiary Quality International. The short-term bank borrowings will be paid off with the fixed amount of $35,500,000 of the purchase consideration belonging to Quality International which is outstanding as of September 30, 2023, according to the signed Share Purchase Agreement filed as an exhibit to this registration statement.

The Company intends to fund the obligations for acquisitions such as Quality International Co Ltd FZC, through an upcoming registration statement. Following the uplist to NYSE American, QIND plans to file an S-1 Registration Statement to fund the remaining cash obligations for its current acquisition.

As per the applicable accounting standards, Borrowings from financial institutions have been bifurcated into current and non-Current liabilities.

Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities	September 30, 2023	June 30, 2023
Accounts Payable	48,985,895	41,009,707
Accrued Liabilities	1,206,547	2,289,614
Total	$50,192,442	$43,299,321

NOTE 10. CONVERTIBLE NOTES

●	On August 3, 2022, the Company issued a two year convertible promissory note in the principal amount of $1,100,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

●	On March 17, 2023, the Company issued a two year convertible promissory note in the principal amount of $200,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $1.00 per share.

●	On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one year convertible promissory note in the principal amount of $220,000 (the "Jefferson Note"). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $0.35 per share.

●	On June 16, 2023, the Company issued to Sky Holdings Ltd. a six month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal $0.35 per share.

●	On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

●	On August 15, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

NOTE 11.  LONG-TERM LIABILITIES

The Company has an outstanding loan liability on account of consolidation of the subsidiary. Such Loans include Bank Borrowings and Term Loans obtained from the Banks/Financial Institutions to meet the asset financing and working capital requirements of the company.

As of September 30, 2023, and June 30, 2023, the Company had total Long-Term Liabilities of $27,242,714 and $28,351,008, respectively. The Company has outstanding lease liabilities and long-term bank borrowings through its subsidiary Quality International. The long-term bank borrowings will be paid off with purchase consideration of which a fixed amount of $35,500,000 of the purchase consideration belonging to Quality International is outstanding as of September 30, 2023, according to the signed Share Purchase Agreement.

Long-term Bank Borrowings from Financial Institutions amounting to $10,768,392 and $10,761,062 as of September 30, 2023, and June 30, 2023, respectively, belonging to our subsidiary Quality International. These terms loans were acquired from commercial banks in the UAE for the purchase of supplies and machinery. These term loans carry a financing cost at commercial rates plus 1-to-3-month EIBOR per annum.

These Borrowings are secured by the corporate guarantee of Gerab National Enterprises LLC of Quality International, along with registered mortgage over plant and machineries belonging to the company Quality International, located in Hamriyah Free Zone phase-II, UAE.

Contingent consideration

Contingent consideration amounting to $55,000,000 is subject to the achievement of financial milestones presented in the schedule of payments set forth in the amended Share Purchase Agreement. The payment tranches will be payable over a period of two years until the audited financials for the year ended December 31, 2024. Fair value of the full contingent consideration in accordance with ASC 805-30 has been recorded on the consolidated balance sheet.

Below is a table displaying the range of outcomes for the contingent consideration:

Contingent Consideration	Amount
25%	$13,750,000
50%	$27,500,000
75%	$41,250,000
100%	$55,000,000

Other long-term liabilities:

Particulars	September 30, 2023	June 30, 2023
End of service benefits	1,938,281	1,938,281
Total	$1,938,281	$1,938,281

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their fair value.

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

As of September 30, 2023, and June 30, 2023, there were 126,887,936 and 114,576,965 shares of common stock issued and outstanding, respectively.

As of September 30, 2023, and June 30, 2023, there were 0 and 0 shares of preferred stock of the Company issued.

Net assets of the Quality International as per December 31, 2022, was $49,255,718 with 48% Minority Interest valued at $23,642,745. See note 8, Goodwill.

Common Stock issuances during the three months ending September 30, 2023.

On July 17, 2023, the Company issued to Sky Holdings Ltd. 300,000 shares of our common stock with a grant-date and fair value of the award as of June 16, 2023, at $0.42 pursuant to a share purchase agreement signed on June 16, 2023.

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buy back agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as tranche payment 2.2 of the amended purchase agreement.

On September 15, 2023, the Company issued to Nicolas Link 2,000,000 shares of our common stock pursuant to his employee contract with a grant-date and fair market value of $0.27.

On September 15, 2023, the Company issued to John-Paul Backwell 2,000,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, the Company issued to Carsten Kjems Falk 1,250,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

On September 15, 2023, the Company issued to Louise Bennett 350,000 shares of our common stock, pursuant to her employee contract, with a grant-date and fair market value of $0.27.

NOTE 13. MINORITY INTEREST

The Company acquired 52% of Quality International for $82,000,000, now owning 52% of net assets of Quality International. Net Assets of Quality International was $49,255,718,  as of December 31, 2022.

The remaining $56,387,027 of the purchase price is a part of the Company’s Goodwill (see note 8). Furthermore, 48% of Quality International’s earnings have been transferred to Minority Interest.

NOTE 14. OPERATING EXPENSES

The majority of operating expenses for the three months ended September 30, 2023, resulted from administrative and operating costs associated with our business activities. Such expenses include Employee related costs and other operating expenses.

General & Administrative Expenses	June 30, 2023	June 30, 2022
Salaries and compensation to employees*	3,828,121	2,709,626
Travelling and conveyance	79,030	93,670
Legal and audit fee	285,708	216,610
Repairs and maintenance	15,454	27,066
Printing and Stationary	3,267	3,872
Legal and professional fees	617,273	235,385
Insurance	15,000	17,236
IT Support & software	18,864	26,377
Utilities	9,139	16,547
Misc. general business expenses	33,171	101,345
Total	$4,287,754	$3,203,268

See Note 6 to Financial Statements for Depreciation on Property, Plant and Equipment and Note 7 for Depreciation on Right of Use Asset.

*	Stock-based compensation to staff for the quarter ended September 30, 2023, and 2022, was $1,512,000 and $0 respectively.

NOTE 15. OTHER NON-OPERATING INCOME

During third quarter of 2023, the company earned other income through sale of scrap as compared with the nil for the same comparative period.

Non-Operating income	September 30, 2023	September 30, 2022
Sale of scrap	222,071	—
Total	$222,071	$0

NOTE 16. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements could be misleading.

On November 14, 2023, the Company signed an employment contract with Nicolas Link effective as of July 1, 2023. The employment contract has been filed as an exhibit to this registration statement.

On November 14, 2023, the Company signed an employment contract with John-Paul Backwell effective as of July 1, 2023. The employment contract has been filed as an exhibit to this registration statement.

On November 14, 2023, the Company signed an employment contract with Carsten Kjems Falk effective as of July 1, 2023. The employment contract has been filed as an exhibit to this registration statement.

On November 14, 2023, the Company signed an employment contract with Louise Bennett effective as of July 1, 2023. The employment contract has been filed as an exhibit to this registration statement.

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

Overview

QIND is a Nevada Corporation which is majority owned by ILUS. ILUS functions as QIND’s parent company, and as such it concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. QIND functions as the Industrial & Manufacturing subsidiary of ILUS.

QIND’s operating company, Quality International, specializes in the manufacturing and assembling of process equipment, piping, and modules for the Oil & Gas, Off-shore, Refineries & Petrochemical, Wastewater, Chemical, Fertilizer, Metals and Mineral Processing sectors.

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

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND and plans to continue to make strategic acquisitions in the industrial, manufacturing, oil & gas and utility Sectors. Our first acquisition occurred on January 18, 2023, with a 52% interest in Quality International Co Ltd FCZ (“Quality International”), a United Arab Emirates headquartered company which specializes in the manufacturing and assembling of process equipment, piping, and modules for the Oil & Gas, Off-shore, Refineries & Petrochemical, Wastewater, Chemical, Fertilizer, Metals and Mineral Processing sectors.

Quality International is a turnkey provider of total integrated solutions to the global energy and infrastructure market with over twenty years of operating experience. Quality International is ISO Certified with international accreditations, specializing in design, engineering, procurement, fabrication, testing, construction, manufacturing and site installation of heavy engineering equipment, process skids and modules, pipe spools and piping systems, offshore structures, and tank farms. With a wide spectrum of services, Quality International meets stringent customer demands through a broad range of competent, ultra-reliable engineering solutions and services.

Based in the United Arab Emirates (UAE), Quality International has manufacturing facilities in Sharjah with a total manufacturing area of over 220,000 square meters including its own waterfront facility for final assembly and loading of very large equipment/modules directly onto barges and ships.

Quality International designs projects and equipment as per customer-specific requirements in stainless steel, duplex, super duplex, carbon steel, alloy steel and clad construction. In addition to this, Quality International also manufactures equipment as per the ASME, PD 5500, TEMA, API 650, 620 and other international standards.

Quality International’s customers are Engineering, Procurement, and Construction (“EPC”) Contractors, technology providers and multinational companies who are leaders in their respective industries. Some of Quality International’s past and present customers include EPC Contractors such as McDermott, Technip Energies, Worley, Doosan, Tecnimont, UTICO and Air Products, having required infrastructure and equipment to be manufactured for end users such as ADNOC, BP, Chevron, Shell, Sasol, Sonatrach and Total.

We aim to become the global leader in the manufacture and assembly of equipment and technology for the wider Energy sector as it aims to reduce carbon in its operations and transition to greener forms of energy production. Quality International currently manufactures infrastructure and equipment for the hydrogen industry and we aim to further expand its manufacturing of the vital infrastructure and equipment required for the offshore wind industry as well as for the production of low carbon energies, decarbonization solutions such as green hydrogen, and sustainable fuels.

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

Recent Developments

On January 18, 2023, QIND signed a definitive share purchase agreement the “QI Share Purchase Agreement”) acquiring 52% of Quality International Co Ltd FZC. All closing documents were executed for the transaction on March 6, 2023. The QI Share Purchase Agreement was later amended on July 31, 2023, and is filed as an exhibit to this registration statement. Quality International Co Ltd FZC currently has signed purchase orders exceeding $150M in various stages of the manufacturing process. The Company will allocate resources to our subsidiary with the aim to increase efficiency, drive increased sales and positively impact their financial results.

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

Results of Operation for Three Months Ended September 30, 2023, and 2022

Revenues

We earned $22,129,973 in revenue for the three months ended September 30, 2023, compared with $19,126,000 in revenue for the three months ended September 30, 2022, amounting to a 15.7% increase in revenue quarter over quarter.

Operating Expenses

Operating expenses increased from $3,793,888 for the three months ended September 30, 2022, to $5,008,094 for the three months ended September 30, 2023.

Stock-based compensation to management for the three months ended September 30, 2023, and 2022, was $1,1512,000 and $0, respectively. A detailed break-down of the operating expenses for the three months ended September 30, 2022, and 2023, respectively, can be found in note 14 “operating expenses”.

We anticipate that our operating expenses will increase as we undertake the expansion plan associated with our acquisition and uplist to the NYSE American. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations and new employment contracts to our management and new independent directors.

Other Expenses

We had other expenses of $1,350,242 for the three months ended September 30, 2023, as compared to $420,800 in other expenses for the three months ended September 30, 2022. The increase in other expenses in Q3 2023 were mainly the result of finance cost due to stock issued for services, interest on long term borrowings and interest on convertible notes.

Net Income/Net Loss

We incurred net income of $1,859,103 for the three months ended September 30, 2023, compared to a net income of $2,431,115 for the three months ended September 30, 2022. The decrease in net income was mainly a result of for the quarter resulted in a net income per common share (Earnings Per Share – EPS) for the three months ended September 30, 2023, of $0.01, and September 30, 2022, of $0.02.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $127,626,061 and total current liabilities of $150,295,503 which include the payable amount of $75,500,000 and a $55,000,000 contingent consideration as part of the purchase consideration for the acquisition of our operating company, Quality International. We had a working capital deficit of $22,669,443 as of September 30, 2023. This compares with a working capital deficit of $26,960,616 as of June 30, 2023.

Operating activities provided $2,105,790 in cash for the three months ended September 30, 2023, as compared with $793,158 provided in cash for the three months ended September 30, 2022. Our positive cashflow from operating activities was a result of the growth in the operating activities.

Investing activities used $798,725 in cash for the three months ended September 30, 2023, as compared with $255,000 used in cash for the three months ended September 30, 2022. Our investing activities were in Q3 2023, was the result of purchase of property plant and equipment for the company’s expansion and growth in the upcoming periods.

Financing activities used $1,760,268 in cash for the three months ended September 30, 2023, as compared with $487,307 used in cash provided for the same period ended 2022. Our financing cash flow for Q3 2023 was mainly the result of Finance costs for repayment of our lease obligations and proceeds from convertible notes.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2023, the Company issued to Sky Holdings Ltd. 300,000 shares of our common stock with a grant-date and fair market value of the award as of June 16, 2023, at $0.42 pursuant to a share purchase agreement signed on June 16, 2023

On July 27, 2023, our Company borrowed from Mahavir Investments Limited, the principal amount of $3,000,000 (the “Mahavir Loan”). The Mahavir Loan bears interest at 20% per annum and is payable in nine tranches. We have the right to prepay the Mahavir Loan at any time. The loan matures on April 30, 2024.

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

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buy back agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as tranche payment 2.2 of the amended purchase agreement filed as an exhibit with this S-1.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1**	Amended Share Purchase Agreement, dated July 31, 2023, with shareholders of Quality International Co Ltd FZC. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
10.2**	Cancellation of Share Purchase Agreement, dated August 3, 2023, with shareholders of Petro Line FZ-LLC. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
10.3*	Mahavir Loan Agreement, dated July 27, 2023
10.4**	Convertible Promissory Note, dated July 31, 2023, with 1800 Diagonal Lending LLC
10.5**	Convertible Promissory Note, dated August 15, 2023, with 1800 Diagonal Lending LLC
10.6**	Subscription Buy-Back Agreement, dated as of August 21, 2023, by and between Quality Industrial Corp., Ilustrato Pictures International Inc., Quality International Co Ltd FZC, Mr. Saseendran Kodapully Ramakrishnan and Artelliq Software Trading.
10.7**	Guarantee & Indemnity Agreement dated as of August 21, 2023, by and between Quality Industrial Corp., Ilustrato Pictures International Inc., Quality International Co Ltd FZC, Mr. Saseendran Kodapully Ramakrishnan and Artelliq Software Trading.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	November 20, 2023

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal accounting, and financial officer)