Form 10-K
period 2023-12-31
Quality Industrial Corp.
filed 2024-04-08
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $4,201,441.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 128,026,503 shares as of April 5, 2024.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Quality Industrial,” or “QIND” refer to Quality Industrial Corp., a Nevada corporation.

i

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

ii

PART I

ITEM 1. BUSINESS

Business Overview

We changed ownership on May 28, 2022, when, Ilustrato Pictures International Inc. (“ILUS”) at the time, acquired 77.4% of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk was appointed as our Chief Commercial Officer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. and began trading on the OTC Market under the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is a public company focused on the industrial, oil & gas and utility sectors and a subsidiary to ILUS.

As of March 27, 2024, we entered into a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Stock Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the the liquefied petroleum gas (“LPG”) Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, after several failed effort negotiations, with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently cancelled by the Board of Directors of Quality Industrial Corp. The Company is in the process of unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Quality Industrial for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the original filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

Company Structure as of March 31, 2024

Quality Industrial Corp. (QIND) Outstanding shares: 128,026,503
Ilustrato Pictures International Inc.(1)	Management	Other shareholders
60.7% ownership	13% ownership	26.3% ownership
77,669,078 votes	16,600,000 votes	33,757,425 votes

Corporate Office

Our offices are located at 315 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website addresses are www.qualityindustrialcorp.com, https://alsholagas.ae and our email address is info@qualityindustrialcorp.com. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Form 10-K.

New Business Direction — Industrial & Manufacturing

Quality Industrial Corp. is the industrial and manufacturing subsidiary of ILUS and is focused on acquisitions in the industrial, oil & gas, and utility sectors. We seek to pursue and execute acquisitions which accelerate our growth strategy. We believe that we have a clear acquisition strategy in place, targeting acquisitions to drive long-term value creation for shareholders.

Employees

We have 5 employees in QIND and approximately 96 employees in our subsidiary Al Shola Gas. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Al Shola Gas LLC

On March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place upon the execution of the definitive Stock Purchase Agreement. Al Shola Gas is an engineering and distribution company in the LPG industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

Al Shola Gas is ISO 9001 certified and offers a wide range of services including Consultation, Design, Supply, Installation, Maintenance, Distribution and Commissioning of Central Gas Systems. ASG provides a wide range of bespoke solutions across all LPG related requirements.

The Parties agreed a “Purchase Price” of 51% shares for $10,000,000 (Ten Million USD), which is payable as follows:

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	$9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value to be protected by a make whole agreement/s and each tranche subject to a mutually agreed 12 months leak out agreement.	$9,000,000	QIND	ASG
2	Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.	$1,000,000	QIND	ASG

Pursuant to the terms of the Stock Purchase Agreement, QIND will occupy two non-paid board seats including Chairman of the Board of Al Shola Gas and there shall be one other non-paid board seat for existing Al Shola Gas shareholders. QIND obtained immediate control upon execution of the Agreement. Full operational control will be retained by existing shareholders and management unless the new Board of Directors determines otherwise due to a breach of the Stock Purchase Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the Stock Purchase Agreement which will be decided and approved by the new Board of Directors of the Company.

The current company activities are:

1)	CENTRAL GAS SYSTEMS (LPG):

●	Design, Supply, Construction, Operation and Maintenance (with DCD certification)

●	Design Consultancy & Project Management.

●	Repair and Preventive Maintenance

●	Billing & Monitoring Systems

2)	LPG SUPPLY & DISTRIBUTION (Cylinders & Bulk Supply)

3)	CENTRAL GAS SYSTEM (LPG) PROJECTS

Activities include design, supply & installation of above & belowground LPG tanks, including all pipeline & instrumentation. ASG specializes in the installation of:

●	Installation & Commissioning of LPG, Propane and SNG Compatible Systems

●	Pressure Reducing & Distribution Stations

●	Gas Leak Detection Systems

●	LPG Metering Stations

●	Vaporizer Systems

●	Deluge, Sprinklers systems and related Safety systems.

ASG designs and develops extensive LPG pipeline networks for Commercial Buildings, Mixed use Apartment Complexes, Shopping Complexes, Food Courts, Heavy Industries, Labor Accommodations, Catering Units, Commercial Kitchens and Restaurants.

ASG highlights the importance of safety in its projects as per the norms and standards laid out by Dubai Civil Defense. Along with ASG’s projects, ASG issue warranty and safety standard certificates as per the Dubai Civil Defense guidelines. The equipment and accessories used by ASG are as required by International Safety Standards.

LPG DISTRIBUTION - CYLINDERS

ASG has one of the leading LPG distribution networks in Dubai, United Arab Emirates. Currently, the company has 56 trucks operating in Dubai. ASG’s sales team is well supported by a centralized call center and strong support team as well as administration staff. On an average, ASG distributes over 20,000 LPG Cylinders a month.

LPG DISTRIBUTION – BULK GAS

ASG is an approved supplier for Bulk LPG in the market. The company procures its Bulk LPG from Emirates General Petroleum Corporation (EMARAT). Currently, ASG distributes over 500,000L of Bulk LPG in Dubai. As per the expansion plans ASG will be in a position to deliver over 1,000,000L of Bulk LPG every month by the end of 2024. Currently, the fleet has two 18,000L Capacity Trucks, and one 25,000L Capacity Truck for the purpose of Bulk LPG supply.

Intellectual Property

ASG does not own registered intellectual property rights. The Company’s intellectual property resides in its specific engineering processes, manpower, capability, compliance, and certifications that have made it a trusted service provider and supplier in its region.

ASG has the following certifications:

Type

ISO 9001 - Quality Management System

Competition

A list of some of ASG’s competitors is provided below:

Royal Development Gas

Royal Development for Gas Works was established in 1994 is principally engaged in Design, Supply and Installation of Central Gas System Works all throughout UAE with an objective to become the foremost Central Gas System Company in the Middle East, Royal Gas’s family has been an instrumental part in the growth of the organization. We execute projects based on ALL of the applicable international standards & code of practices. Our current projects are being executed in the UAE, Oman, Lebanon and Africa with a workforce of more than 450 Employees including professionally trained Engineers and Technicians are overlooking ongoing projects. The Company has completed and handed over more than +2400 projects. Royal Gas is Servicing more than 1800 projects all over the UAE including Operation & Maintenance + LPG/Propane/Butane Distribution, CNG, LNG, maintaining its status as one of the fastest-growing Central Gas Distribution companies within the region.

Al Fanar Gas

Al Fanar Gas is an oil and gas company in the U.A.E.’s leading, specializing in distribution systems for Liquefied Petroleum Gas (LPG), Synthetic Natural Gas (SNG) and Natural Gas (NG) and headquartered in Abu Dhabi since 1990. Al Fanar was the first company in the Emirate of Abu Dhabi to design, procure and install a natural gas network in a residential development in the UAE.

Lahej & Sultan Gas Distribution

Since its establishment in 1981, Lahej & Sultan (L&S) has been a service provider for the following services: Cleaning Services, Security Services, Gas Distribution, Gas Pipeline connection and Pest Control.

Al Shola Gas LLC’s advantages over competitors include but are not limited to:

●	Over 34 years of experience within the LPG industry and an extensive track record of delivery to Central Gas customers.

●	Affiliated and approved by the General Directorate of Civil Defence, Government of Dubai, UAE, as a ‘Central Gas Contractor’ and ‘LPG Supplier’.

●	ISO 9001-2015 certification reflects our dedication to quality management systems, ensuring that every aspect of our operations meets the most stringent industry standards

Employees

We have approximately 96 employees in Al Shola Gas LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Our Growth Strategies

We plan to pursue several strategies to grow our earnings, expand our market share and further diversify our revenue stream, including:

●	Increasing our margins through controllable operational initiatives: Our focus is on driving operational improvement across the business to increase our net income and drive our regional expansion. We aim to centralize certain decision-making procedures and increase adherence to lean manufacturing principles with the objective of reducing manufacturing costs while improving the value proposition for our customers. We aim to develop a companywide culture focused on continuous improvement through the implementation of measurable performance targets and the sharing of best practice. We strive to identify and implement ongoing procedures and initiatives across the business to increase profitability.

●	Continue to win new customers: We believe we have a significant opportunity to expand our customer base in the U.A.E. We plan to invest in our fleet of vehicles, sales and marketing organization to supply and promote our competitive products more effectively and accelerate customer acquisition.

●	Expand in our existing customers: Our customers demand high quality, reliable products delivered on-time and within budget. We are striving for continuous innovation and capability improvement in Consultation, Design, Supply, Installation, Maintenance, Distribution and Commissioning of Central Gas Systems. We are increasing the marketing of our continuously improving capability, state-of-the-art installations with a proven track record over three decades to our existing customers in order to capitalize on this growth opportunity.

●	Expansion into additional markets: Our immediate addressable markets are thew Central Gas System industries including Consultation, Design, Supply, Installation, Maintenance, Distribution and Commissioning of Central Gas Systems. Our goal is to increase the marketing of our design and engineering capability and distribution capacity in order to capitalize on the energy sector’s increasing demand for Central Gas systems in the UAE. Our long-term goal is to expand into the Middle East and Africa where the Central Gas System market is growing rapidly.

●	Pursue Strategic Acquisitions: We seek to pursue and execute acquisitions which accelerate our growth strategy. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek the acquisition of value enhancing companies which further diversify our manufacturing capability and geographic reach while simultaneously producing attractive financial returns.

Corporate History

The Company was incorporated in the state of Nevada under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006 the Company changed its name to Bixby Energy Systems Inc. In September 2006, the Company changed its name to Power Play Development Corporation. In April 2007, the Company changed its name to National League of Poker, Inc. In October 2007 the Company changed its name back to Power Play Development Corporation. In October 2011 the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company then changed its name to Wikisoft Corp.

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019, in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. On August 31, 2020, Carsten Kjems Falk was appointed as CEO, and Paul C Quintal was on December 1, 2021, appointed as the sole director of the Company.

On April 11, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WikiSoft Acquisition Corp., a Delaware corporation which was then the Company’s wholly owned subsidiary (“Merger Sub”) and WikiSoft Corp., a privately held Delaware corporation (“WikiSoft DE”). In connection with the closing of this merger transaction, Merger Sub merged with and into WikiSoft DE (the “Merger”) on April 24, 2019. Pursuant to the Merger, the Company acquired WikiSoft DE which then became its wholly owned subsidiary.

On March 19, 2020, the Company entered into an Agreement and Plan of Merger (the “Short Form Merger Agreement”) with WikiSoft DE, pursuant to which it was agreed that the Company would merge with and into WikiSoft DE, with the Company surviving. Thereafter, on March 25, 2020, WikiSoft DE merged with and into the Company, with the Company (i.e., WikiSoft Corp. - the NV corporation) surviving pursuant to a Certificate of Ownership and Merger filed in with Delaware Secretary of State, whereby the then wholly owned subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. On March 25, 2020, the Company filed Articles of Conversion in Nevada, whereby the then subsidiary (WikiSoft DE) merged with and into the Company, with the Company surviving. Prior to the Merger, the Company did not have any business operations, and at the closing of the Merger, the Company’s business was as described in detail below.

Wikisoft Corp. had a vision to become one of the largest portals of information for businesses and business professionals. Built on open-source software, the portal wikiprofile.com, was initially launched in January 2018, and the portal was relaunched in June 2021.

We changed ownership on May 28, 2022, when ILUS at the time, acquired 77.4% of the outstanding shares in our Company. Consequently, ILUS is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk resigned as our Chief Executive Officer and was appointed as our Chief Commercial Officer.

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

After ILUS acquired control of QIND, on May 28, 2022, ILUS signed a binding letter of intent on June 28, 2022, for the Company to acquire control of Quality International, an international process manufacturing company, manufacturing custom solutions for the oil & gas, petrochemical & refinery, chemical & fertilizer, power & desalination, water & wastewater, and offshore industries.

On March 9, 2023, we changed our SIC code of the Company to SIC 3590 — Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

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

On March 27, 2024, the Company signed a definitive Share Purchase Agreement with Al Shola Gas LLC (“ASG”). ASG is an Engineering and Distribution Company in the LPG Industry in the U.A.E. and was established in 1980. The company are one of the leading suppliers & contractors of LPG centralized pipeline systems.

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The amounts labelled as “Restated” in our financial statements represent the effects of the cancellation of the contract with Quality International Co Ltd FZC which is no longer consolidated with our financial statements.

The Company is currently unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Quality Industrial for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. In addition to the other information contained in this prospectus, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this prospectus. In assessing the risks below, you should also refer to the other information contained in this prospectus, including the financial statements and the related notes, before deciding to purchase any of our securities.

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

Additionally, our business may be affected by reductions in customer acquisition, customer persistency and customer spending as a result of numerous factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any unexpected shortfall in income. Our profitability projections make numerous assumptions about the expected future levels of various expense items. Historically most of these expense items have been relatively stable or predictable either in absolute terms or in relation to revenue but there is no certainty that such stability or predictability will continue into the future. These inabilities could cause our operating results in a given period to be higher or lower than expected. If actual results differ from our estimates, analysts may react negatively, and our share price could be adversely impacted.

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

Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. For instance, we cancelled the acquisition with Quality International on March 31, 2024. Such incidents can significantly affect our financial and operational outlook.

While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, and operating results. We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisition as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

Our business operations may be adversely affected by information systems interruptions or cybersecurity intrusions.

We depend on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to our reputation. We attempt to mitigate these risks by employing a number of measures, including an IT manager employed by ILUS to assist QIND with cyber security expertise, and who reports directly to our management team overseeing the parent company and its subsidiaries regarding employee training, technical security controls and maintenance of backup and protective systems. Despite our efforts to mitigate these risks, our systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We have currently not been subject to cybersecurity breaches in our supply chain, software, or services used in our products, services, or business. A severe future cybersecurity incident in our supply chain could however reduce sales, operating margins, and overall financial performance.

Our long-term success depends, in part, on our ability to operate and expand internationally, and our business is susceptible to risks associated with international operations.

Currently, we only maintain operations in the United Arab Emirates, and plan to continue our efforts to expand globally, in jurisdictions where we do not currently operate. We expect international operations and export sales to continue to constitute the majority of our sales and assets in the foreseeable future. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term. Although we have operating experience in many foreign jurisdictions, we must still continue to make significant investments to build our international operations. Our sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the United States. These risks include the following:

●	Costs, risks, and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of customers, and the threats of local competitors.

●	Risks of economic instability, including due to inflation.

●	Uncertainties in forecasting revenues and expenses in markets where we have not previously operated.

●	Costs and risks associated with local and national laws and regulations governing the industries in which we operate, health and safety, climate change and sustainability, and labor and employment.

●	Operational and compliance challenges caused by distance, language, and cultural differences.

●	Costs and risks associated with compliance with international tax laws and regulations.

●	Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities.

●	Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions.

●	Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation, and other activities important to our online business practices.

●	Currency exchange rate fluctuations and restrictions on currency repatriation.

●	Competition with companies that understand the local market better than we do or that have preexisting relationships with regulators and customers in those markets.

●	Adverse effects resulting from the United Kingdom’s exit from the European Union (commonly known as “Brexit”)

●	Reduced or varied protection for intellectual property rights in some countries

●	Disruption of operations from labor and political disturbances.

●	Withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries

●	Changes in tariff and trade barriers; and

●	Geopolitical events, including natural disasters, climate change, public health issues, political instability (such as war between Ukraine and Russia), terrorism, insurrection, or war.

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

Any of these events as well as related events not aforementioned, could have a materially adverse impact on our Company and its operations.

Uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change, could impact our results of operations and financial position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase our expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon us, our suppliers, our customers, or our products, or our operations are disrupted due to physical impacts of climate change on us, our customers or our suppliers, our business, results of operations and financial condition could be adversely impacted.

Significant fluctuations in foreign currency exchange rates may harm our financial results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the UAE which is pegged to the U.S. dollar. Any significant change in the value of the currencies of the countries in which we do business against the U.S. dollar could affect our ability to sell products competitively and control its cost structure, which could have a material adverse effect on our results of operations.

A significant or sustained decline in commodity prices including gas could negatively impact the levels of expenditures by certain company customers.

Demand for our products depends, in part, on the level of new and planned expenditures by certain of our customers. The level of expenditures by our customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates and volatility in commodity prices, including oil, can negatively affect the level of these activities and impact our subsidiary and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for our products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts the absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our financial condition and results of operations.

We are dependent on financing for the continuation of our operations.

It can at times be difficult to predict our capital needs on a monthly, quarterly, or annual basis. Our future is dependent upon our ability to obtain profitable operations or financing. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. We do not have financing in place at this time for all future planned acquisitions. We may not have access to financing or on terms that are acceptable to us. Any lack of funds from operations or fundraising for any shortage could be detrimental to our ability to continue operations and negatively impact us and our financial condition, results of operations and cash flow.

Risks Relating to Our Industry and Market

We occasionally provide integrated project management services in the form of long-term, fixed price contracts that may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

We occasionally provide integrated project management services outside our normal discrete business in the form of long-term, fixed price contracts. Some of these contracts are required by our customers, primarily international oil companies. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost overruns. These customers may provide us with inaccurate information in relation to their reserves, which is a subjective process that involves location and volume estimation, that may result in cost overruns, delays, and project losses. In addition, our customers often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

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

We face substantial competition in our industry. Due to our small size, it can be assumed that some of our competitors have greater financial, technical, and other competitive resources. Accordingly, these competitors may have already begun to establish superior technologies in our industry. We will attempt to compete against these competitors by developing technology that exceeds what is offered by our competitors. However, we cannot assure you that our technology will outperform competing technology, or that our competitors will not develop new products or services that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in lower than projected revenues, price reductions, and lower profit margins.

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

If we are not able to design, develop and produce commercially competitive products and implement commercially competitive services in a timely manner in response to changes in the market, customer requirements, competitive pressures, developments associated with climate change concerns and energy mix transition, and technology trends, our business and consolidated results of operations could be materially and adversely affected, and the value of our intellectual property may be reduced.

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

Factors affecting the prices of oil and natural gas include:

●	the level of supply and demand for oil and natural gas;

●	the ability or willingness of the Organization of Petroleum Exporting Countries and the expanded alliance collectively known as OPEC+ to set and maintain oil production levels;

●	the level of oil production in the U.S. and by other non-OPEC+ countries;

●	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

●	the cost of, and constraints associated with, producing, and delivering oil and natural gas;

●	governmental regulations and other actions, including economic sanctions and policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;

●	weather conditions, natural disasters, and health or similar issues, such as COVID-19 and other pandemics or epidemics;

●	worldwide political and military actions, and economic conditions, including potential recessions; and

●	increased demand for alternative energy and use of electric vehicles and increased emphasis on decarbonization, including government initiatives, such as the variety of tax credits contained in the U.S. Inflation Reduction Act of 2022, to promote the use of renewable energy sources and public sentiment around alternatives to oil and gas.

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

Our business is directly affected by changes in capital expenditures by our customers, and reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customers capital spending include:

●	oil and natural gas prices, which are impacted by the factors described in the preceding risk factor;

●	the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors’ interest in hydrocarbon producers because of environmental and sustainability initiatives;

●	changes in customers’ capital allocation, including an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on oil and natural gas production growth;

●	restrictions on our customers’ ability to get their produced oil and natural gas to market due to infrastructure limitations;

●	consolidation of our customers;

●	customer personnel changes; and

●	adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers’ credit facilities.

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

Price reductions by suppliers of products sold by us could cause the value of our inventory to decline. Also, such price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that our inventory of such products was purchased at the higher prices prior to supplier price reductions, and we are required to sell such products to our customers at the lower market prices.

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

We maintain inventories of steel products to accommodate the lead time requirements of our customers. Accordingly, we purchase steel products in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel products are generally at prevailing market prices in effect at the time we place our orders. If steel prices increase between the time, we order steel products and the time of delivery of such products to us, our suppliers may impose surcharges that require us to pay for increases in steel prices during such period. Demand for the products we distribute, the actions of our competitors, and other factors will influence whether we will be able to pass such steel cost increases and surcharges on to our customers, and we may be unsuccessful in doing so.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have and, in the future, may become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, employees and other matters, including potential claims by individuals alleging exposure to hazardous materials as a result of the products we distribute or our operations. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. The products we distribute are sold primarily for use in the energy industry, which is subject to inherent risks that could result in death, personal injury, property damage, pollution, or loss of production. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles, and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage which could make uncertain the timing and amount of any possible insurance recovery.

Our operations are subject to hazards inherent in the oil and gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Risks inherent to our industry, such as equipment malfunctions and failures, equipment misuse and defects, explosions and uncontrollable flows of oil, natural gas or well fluids and natural disasters, can cause personal injury, loss of life, suspension of operations, damage to formations, damage to facilities, business interruption and damage to or destruction of property, equipment, and the environment. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and gas production, pollution, and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees, and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to safety and have a poor safety record requiring rehabilitative efforts during the integration process.

Our customers could seek damages for losses associated with these errors, defects, or other performance problems. Our insurance policies may not be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable. Moreover, even if we are successful in defending a claim, it could be time-consuming and costly to defend.

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

Almost all of our operations are conducted, and almost of our assets are, as at the date of this document, located in the UAE, which is defined as an emerging market. While most of the countries in which we conduct our business have historically not been affected by political instability, there is no assurance that any political, social, economic or market conditions affecting such countries in the Middle East region generally (as well as outside the Middle East region because of interrelationships within the global financial markets) would not have a material adverse effect on our business, results of operations and financial condition.

Specific risks in these countries and the Middle East region that may have a material impact on our business, results of operations and financial condition include:

●	ongoing macroeconomic uncertainty and disruption due to the COVID-19 pandemic;

●	an increase in inflation and the cost of living;

●	a devaluation in the currency of any country in which we have operations;

●	external acts of warfare and civil clashes or other hostilities involving nations in the region;

●	governmental actions or interventions, including tariffs, protectionism, and subsidies;

●	difficulties and delays in obtaining governmental or other approvals, new permits and consents for our operations or renewing existing ones;

●	potential lack of transparency or reliability in jurisdictions where we operate;

●	cancellation of contractual rights;

●	lack of infrastructure;

●	expropriation or nationalization of assets;

●	inability to repatriate profits and/or dividends;

●	continued regional political instability and unrest, including government or military regime change, riots or other forms of civil disturbance or violence, including through acts of terrorism;

●	military strikes or the outbreak of war or other hostilities involving nations in the region;

●	a material curtailment of the industrial and economic infrastructure development that is currently underway across the Middle East region;

●	increased government regulations, or adverse governmental activities, with respect to price, import and export controls, the environment, customs and immigration, capital transfers, foreign exchange and currency controls, labor policies, land and water use and foreign ownership;

●	changing tax regimes, including the imposition of taxes in currently tax favorable jurisdictions;

●	arbitrary, inconsistent, or unlawful government action, including capricious application of tax laws and selective tax audits;

●	limited availability of capital or debt financing; and

●	slowing regional and global economic environment.

Any unexpected changes in the political, social, economic, or other conditions in which we operate, or neighboring countries may have a material adverse effect on our business, results of operations and financial condition.

It is not possible to predict the occurrence of events or circumstances such as or like those outlined above or the impact of such occurrences and no assurance can be given that we would be able to sustain its current profit levels if such events or circumstances were to occur.

Investors should also be aware that emerging markets are subject to greater risks than more developed markets, including in some cases significant legal, economic, and political risks. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, considering those risks, their investment is appropriate. Generally, investment in developing markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved.

To the extent that economic growth or performance in the countries in which we operate slows or begins to decline, or political conditions become sufficiently unstable to have a material adverse effect on our operations, our business, financial condition, and results of operations may be materially adversely affected.

We are exposed to risks from potentially unpredictable legal and regulatory environments in the UAE and Middle East region.

We currently operate in the UAE, an emerging market economy, which is in various stages of developing legal and regulatory systems that are not yet as fully matured and/or established as those of Western Europe and the United States. Some emerging market countries are also in the process of transitioning to a market economy and, as a result, are experiencing changes in their economies and their government policies (including, without limitation, policies relating to foreign ownership, repatriation of profits, property and contractual rights and planning and permit granting regimes) that may affect our business in those countries. Such countries are also characterized by less comprehensive legal and regulatory environments and systems. Existing laws and regulations may be applied inconsistently with anomalies in their interpretation or implementation. Such anomalies could affect our ability to enforce our rights under our contracts or to defend our business against claims by others.

There can be no assurance that if laws or regulations were imposed on the products and services offered by us it would not increase our costs, or adversely affect the way in which we conduct our business or otherwise have a material adverse effect on our results of operations and financial condition.

Any of the above factors, alone or in combination, may have a material adverse effect on our business, results of operations and financial condition.

We are exposed to risks arising from potential changes in the UAE’s visa legislation, which could adversely impact our business operations.

A federal decision No. 281 of 2009 issued by the Minister of the Interior in May 2009 (the “Resolution”), which came into effect on 1 June 2009, standardized the terms of residency permits issued to expatriate residential property owners across the UAE. The decree allows expatriate property owners to apply for renewable multiple-entry visas with a validity of six months. The residency permit does not entitle the holder to work in the UAE and is in effect a long-term visit visa. In order to successfully apply for the new permit, expatriate property owners must satisfy certain criteria, including a minimum property valuation of at least AED 1 million, earning thresholds and the maintenance of appropriate insurance. While the Resolution was passed with the intention of standardizing the previous rules and stimulating the domestic market, it is not possible to assess whether the Resolution has had a positive or negative effect on levels of foreign investment in the UAE market. Separately, the Government, through the Dubai Land Department, has introduced a two-year residency visa for residential property owners in Dubai, and, while the criteria for obtaining this residency visa is similar to the residency permit, it provides the holder with UAE residency status, allowing the individual to obtain an Emirates ID card and a UAE driving license as well as to sponsor dependents (subject to meeting the relevant criteria for dependent sponsorship). The Government has introduced other new visa measures to make the UAE more appealing to investors, entrepreneurs, skilled personnel and outstanding students, including the 10-year “Golden” visa. As of the date of filing this prospectus, we have not experienced difficulties in attracting skilled personnel, however, any restrictive changes to the UAE’s visa policies may discourage foreign nationals from choosing to live, work, and invest in the UAE, which would have an adverse effect on our ability to attract skilled personnel, our business, results of operations and financial condition.

We are subject to risks associated with potential unlawful or arbitrary governmental actions in the UAE, which could negatively impact our operations and financial performance.

Governmental authorities in the UAE in which we operate may have a high degree of discretion and, at times, act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. The governing law covers all areas across Dubai, including special development zones and free zones and annuls clauses of the resolution issued on January 1, 1964, regulating expropriation of private property for public use. Such governmental action could include, among other things, the withdrawal of building permits, the expropriation of property without adequate compensation or the forcing of business acquisitions, combinations, or sales. A new law, titled “Law No. (2) of 2022 Concerning Acquisition of Real Property for the Public Benefit in the Emirate of Dubai”, however, aims to ensure that the rights of owners of expropriated property are protected and that they are afforded full and fair compensation according to a clear set of rules outlined by the new law from 2022. However, any such action taken may have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risk of international sanctions, which could significantly impact our business activities, results of operations and financial condition.

European, US and other international sanctions have in the past been imposed on companies engaging in certain types of transactions with specified countries or companies or individuals in those countries. Companies operating in certain countries in the Middle East region have been subject to such sanctions in the past. The UAE are not subject to such sanctions as at the date of this registration statement. The terms of legislation and other rules and regulations which establish sanctions regimes are often broad in scope and difficult to interpret.

If the UAE were in the future to violate European, US or international sanctions, penalties could include a prohibition or limitation on the UAE’s ability to conduct business in certain jurisdictions or to access the US or international capital markets. Any such sanction could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Legal, Accounting and Regulatory Matters

An unfavorable outcome of any pending contingencies or litigation could adversely affect us.

We are currently not involved in pending legal proceedings arising in the ordinary course of our business. Where it is reasonably possible to do so, we accrue estimates of the probable costs for the resolution of these matters. These estimates are based upon an analysis of potential results and settlement strategies. It is possible, however, that future operating results for any quarter or annual period could be affected by changes in assumptions. For additional details related to this risk, see “Legal Proceedings”.

The Sale of our Products involves Potential Product Liability and Related Risks that Could Expose us to Significant Insurance and Loss Expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles for our insurances and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages. Al Shola Gas has General Liability Coverage.

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

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on us.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. Our internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on us as well as our financial condition and results of operations.

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

Our subsidiary sells products, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with compliance with such laws and regulations. However, there can be no assurance that these will prevent us from violating these regulations in every transaction in which we may engage. As such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

Risks Related to our Management and Control Persons

Our largest shareholder, officer and director, Nicolas Link holds substantial control over the Company and is able to influence all corporate matters, which could be deemed by shareholders as not always being in their best interests.

Nicolas Link, our Executive Chairman of the Board of Directors, holds substantial control of our Company with his approximately 60% of the outstanding shares of common stock through our parent company ILUS, an entity owned and controlled by Mr. Link. By virtue of his ownership of common stock, Mr. Link is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our Company.

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

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance, but we plan to obtain it concurrently with the uplist to a National Exchange. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

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

Certain officers and directors have other business activities which might cause them to allocate less time to work on our business.

Our key management and board also serve on the management and board of ILUS, our parent company. Our Executive Chairman Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. (“DRCR”), the Chairman of the Board of Directors of CGrowth Capital, Inc. (“CGRA”), and the Chairman of the Board of Directors of Samsara Luggage Inc. (“SAML”). As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. This and other conflicts of interest may arise between us and our officers and directors in that they have other business interests currently, with respect to QIND, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. Our officers and directors, while key in identifying and securing our funding sources, may face conflicts of interest due to their affiliations with other entities, impacting how funds are allocated between us and such affiliated entities. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only four officers and one director. We will seek to add additional officers and/or directors with industry experience prior to a planned uplisting to a National Exchange through a reverse triangular merger (“RTO”).

In an effort to resolve potential conflicts of interest as between ILUS and QIND, our officers and directors have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to QIND, before determining whether to include the opportunities in ILUS or another subsidiary.

In general, our officers and director are required to present business opportunities to QIND, which may include ILUS, if:

●	QIND could financially undertake the opportunity through ILUS; and

●	the opportunity is aligned with the business of ILUS.

●	Potential investors should also be aware of the following potential conflicts of interest:

Previously, our officers and director were not required to commit their full-time work to our company and accordingly, may have had conflicts of interest in allocating their time among various business activities. However, our officers and the director have executed new employment agreements on November 14, 2023. These employment agreements are effective upon the Company’s uplist to a national exchange, and our officers and directors are required to devote substantially all of their business time in QIND. The employment contracts have been filed as exhibits to this form 10-K.

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

Individual(1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA SAML	Director & CEO Director Director Director Director

John-Paul Backwell	ILUS QIND SAML	Managing Director CEO Director & CEO

Louise Bennett	ILUS QIND	COO COO

Krishnan Krishnamoorthy	ILUS QIND	CFO CFO

Carsten Kjems Falk	ILUS QIND	CCO CCO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names. Each of our officers only have employment contracts in QIND and our parent company ILUS.

(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and director will favor their other business interest over the needs of our company. These competing business interests could interfere with our ability to successfully implement our business plan.

Our management collectively owns a substantial amount of our common stock.

Collectively, our officers and directors own or exercise voting and investment control of approximately 74% of our outstanding common stock of the voting power of the Company. As a result, unless required by a stock exchange rule, investors may be prevented from affecting matters involving our Company, including:

●	the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

●	any determination with respect to mergers or other business combinations;

●	our acquisition or disposition of assets; and

●	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a Company that is controlled by a small number of stockholders.

Although our Company does not intend to utilize the controlled company exemptions to the NYSE American corporate governance listing standards, if we are eligible to utilize the controlled company exemptions in the future, we may choose to do so. In such instance we would be exempted from, among other things, the requirements to have a board with a majority of independent members and the requirement that we have a nominating and governance committee and compensation committee that are composed entirely of independent directors and have written charters addressing the respective committee’s purpose and responsibilities. Our Company’s reliance on such exemption would likely result in a reduction in transparency to shareholders on various governance matters which could negatively impact their investment decisions.

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

Our common stock is quoted on the OTC Markets under the symbol, “QIND”. During the 30 trading days preceding December 31, 2023, the trading price of our shares in the OTC Market ranged from a minimum of $0.11 per share to a maximum of $0.20 per share. The market price of our common has been volatile and could continue to be volatile and fluctuate in price in response to various factors, many of which are beyond our control, including:

●	government regulation of our Company and operations.

●	the establishment of partnerships.

●	intellectual property disputes.

●	additions or departures of key personnel.

●	sales of our common stock.

●	our ability to integrate operations, technology, products, and services.

●	our ability to execute our business plan.

●	operating results below expectations.

●	loss of any strategic relationship.

●	industry developments.

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of March 31, 2024, a total of 128,026,503 shares of our common stock were outstanding. Of those shares, 26,339,890 were without restriction in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world. For example, the outbreak of COVID-19, which originated in China, was declared by the World Health Organization to be a “pandemic,” and spread across the globe. A health epidemic or pandemic or other outbreak of communicable diseases, such as the COVID-19 pandemic, poses the risk that we, or our current and potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users, or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition. COVID-19 has not recently had any material impact on our operations, supply chain, liquidity, or capital resources. During the lockdowns we, however, saw significant shipping delays, consumer orders on hold due to budgetary restrictions as well as a slow-down in our planned acquisitions due to flight restrictions limiting on site due diligence. We have, as a mitigant to future COVID-19 outbreaks, increased our number of suppliers of raw materials to reduce the risk of production capabilities and order back-logs.

General Risk Factors

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide us with uninterrupted leadership and direction. The loss of the services of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on us. The availability of highly qualified talent is limited and the competition for talent is robust. However, we provide long-term equity awards and certain other benefits for our executive officers which provides incentives for them to make a commitment to us. Our future success will depend on our ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on our operations and implementation of our strategic plan.

Challenges with respect to labor availability could negatively impact our ability to operate or grow the business.

Our success depends in part on the ability of its businesses to proactively attract, motivate, and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect our operating results or our ability to operate or grow the business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness could adversely affect our operating results or its ability to operate or grow the business.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our listing; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2. PROPERTIES

Quality Industrial Corp. has a virtual office at 315 Montgomery Street, 94104 San Francisco, CA, USA. The cost per month is $113 and is renewed annually.

Al Shola Gas LLC leases facilities for a term of 1 to 5 years at the addresses. set in table below with the square feet sizes and monthly leasing prices as indicated per facility. In total, ASG leases properties exceeding 17,000 square feet.

Location	Lease Term	Area SqFt	Annual Rent in USD (3,67 AED)
Office at Hamsah builing, O/112, Zabeel road, Dubai, U.A.E.	1 Year	1.222	$25.663
Warehouse No. 19, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, U.A.E.	1 Year	6.400	$7.115
Warehouse Plot No: 987-1006, Al Layan 1, DIC, Dubai, U.A.E.	5 Years	10,010	$30,518
Employee accommodation 17 units Plot No: 438-0, Muhaisanah second, DIC, Dubai, U.A.E.	1 Year	2,928	94,496
Total		20.550	$157,792

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. Aside from the following, we are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We have currently no legal proceedings ongoing or pending for the Company.

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

Holders

As of December 31, 2023, we had 305 shareholders of common stock per our transfer agent’s shareholder list with others held in street name.

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

As of December 31, 2023, and December 31, 2022, there were 127,129,694 and 102,883,709 shares of common stock issued and outstanding, respectively.

As of December 31, 2023, and December 31, 2022, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their exercise price.

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

Recent Sales of Unregistered Securities

From January 1, 2022, to December 31, 2022, we made the following issuances:

On February 28, 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550.

●	On July 28, 2022, the Company issued 2,000,000 shares of common stock for $82,572 cash for debt conversion.

●	On August 3, 2022, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $1,100,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

From January 1, 2023, to December 31, 2023, we made the following issuances:

●	On March 17, 2023, the Company issued to RB Capital Partners Inc. a two-year convertible promissory note in the principal amount of $200,000 (the “March 2023 Note”). The March 2023 Note bears interest at 7% per annum. The Company has the right to prepay the March 2023 Note at any time. All principal on the March 2023 Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

●	On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to John-Paul Backwell 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Louise Bennett 500,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

●	On May 8, 2023, the Company issued to Exchange Listing LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE with a grant-date and fair value of the award, at $0.41 pursuant to a share purchase agreement signed on April 19, 2023.

●	On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant-date and fair value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

On June 16, 2023, the Company issued to Sky Holdings Ltd. a six-month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share.

●	On July 26, 2023, 2023, the Company issued to Sky Holdings Ltd. 300,000 shares of our common stock with a grant-date and fair market value of the award as of June 16, 2023, at $0.42 pursuant to a share purchase agreement signed on June 16, 2023.

●	On July 27, 2023, our Company borrowed the principal amount of $3,000,000 from Mahavir Investments Limited (the “Mahavir Loan”). The Mahavir Loan bears interest at 20% per annum and is payable in nine tranches. We have the right to prepay the Mahavir Loan at any time. The loan matures on April 30, 2024.

●	On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

●	On August 15, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

●	On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buy back agreement signed on August 21, 2023.

●	On September 15, 2023, the Company issued to Nicolas Link 2,000,000 shares of our common stock pursuant to his employee contract with a grant-date and fair market value of $0.27.

●	On September 15, 2023, the Company issued to John-Paul Backwell 2,000,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

●	On September 15, 2023, the Company issued to Carsten Kjems Falk 1,250,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

●	On September 15, 2023, the Company issued to Louise Bennett 350,000 shares of our common stock, pursuant to her employee contract, with a grant-date and fair market value of $0.27.

●	On December 20, 2023, the Company issued a two-year convertible promissory note in the principal amount of $100,000 to RB Capital Partners Inc. The Note bears interest at 10% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

●	On December 20, 2023, the Company issued a one-year convertible promissory note in the principal amount of $100,000 to Sean Levi. The Note bear a minimum of Twenty percent (20%) interest which will be charged on the day the company receives the IPO funding, and thereafter Fifteen percent (15%) per annum will be charged. The Note is for a period of 1 year and cannot be converted until six (6) months from the date first written above has passed. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to the price of 25% of the listing price, or if the company does not uplist, at a 50% discount of the market price.

●	On December 26, 2023, the Company issued to Jefferson Street Capital 241,758 shares of our common stock pursuant to a convertible note signed on May 23, 2023.

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

ITEM 6. [Reserved]

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

Factors Affecting Our Performance

The primary factors affecting our results of operations include but not limited to:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the Russian invasion of Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate, can impact the demand of our products range. The Industrial and Manufacturing sectors are impacted by the overall economic environment as addressed in the risk factors. Tenders can be withdrawn and lead times for the manufacturing can be affected which can result in cancellation of orders if not delivered on time.

Recent Developments

On January 18, 2023, QIND signed a definitive Share Purchase Agreement acquiring 52% of Quality International Co Ltd FZC. All closing documents were executed for the transaction on March 6, 2023

On March 9, 2023, we changed our SIC code of the Company to SIC 3590 — Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

On April 19, 2023, QIND engaged with Exchange Listing LLC as strategic advisors to pursue the Company’s goal of completing a successful uplisting to a major stock exchange in conjunction with a simultaneous debt financing and/or registration statement with common stock financing.

On July 31, 2023, the shareholders of Quality International and the Company entered into an amendment to the Share Purchase Agreement to revise the payment schedule for the purchase price for the shares. The agreement has been filed as an exhibit with this 10-K.

On August 4, 2023, the Board of Directors of Quality Industrial Corp., approved a change in fiscal year end of the Company from December 31 to June 30. The Board’s decision to change the fiscal year end was related to the Company’s intent to uplist to NYSE American and to allow investors to accurately measure revenue and earnings year-over-year. The Company reversed the fiscal year on February 9, 2024, to end December 31, to align it with the Company’s parent’s fiscal year and to reduced multiple audit fees for the individual entities.

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buy back agreement signed on August 21, 2023, filed as an exhibit with this 10-K.

As of March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the LPG Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The amounts labelled as “Restated” in our financial statements represent the effects of the cancellation of the contract with Quality International Co Ltd FZC which is no longer consolidated with our financial statements.

The Company is currently unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Quality Industrial for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements and Supplementary Data

●	Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of December 31, 2022. The previously reported amounts reflect those included in the Amended filing of our Annual Report on Form 10-K/A as of and for the year ended December 31, 2022, filed with the SEC on May 5, 2023, and provided as comparative in Part II, Item 8. Financial Statements and Supplementary Data.

Planned Developments

In the first half of 2024 the Company will allocate resources to our subsidiary with the aim to increase efficiency, drive increased sales and positively impact their financial results. We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisition. The increase will be attributable to administrative and operating costs associated with our business activities. We will seek to add a new Chief Financial Officer and Independent Directors with industry experience prior to a planned uplisting to a National Exchange through a reverse triangular merger (“RTO”), for which the company is currently in ongoing discussions with a National Exchange listed company.

Results of Operation for the Year Ended December 31, 2023, and 2022

Revenues

We earned $0 in revenue for the year ended December 31, 2023, as compared with revenue of $0 for the year ended December 31, 2022. The lack of revenue is a result of the cancellation of the Agreement with Quality International.

Operating Expenses

Operating expenses increased to $2,704,320 for the year ended December 31, 2023, to $421,545 for the year ended December 31, 2022. Our operating expenses in 2023, were mainly the result of shares issued to our management and Chairman in the amount of $2,233,000, resulting in the majority of increased operating expenses.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with acquisitions. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Income/Expenses

We had other non-operational expenses of $1,457,477 for the year ended December 31, 2023, as compared with a gain of $318,682 for the same period ended 2022. The increase in other expenses in 2023 were mainly the result of interest expenses on the convertible notes and issuance of shares for services amounting to $1,320,029, for the year ended December 31, 2023.

Net Income/Net Loss

We incurred Net Loss of $4,161,797 for the year ended December 31, 2023, compared to a net loss of $102,863 for the same period ended December 31, 2022. The increase in Net Loss for the year resulted in a Net Loss per common share (Earnings Per Share–- EPS) for the twelve months ended December 31, 2023, of $0.03.

Liquidity and Capital Resources

As of December 31, 2023, and 2022, we had total current assets of $2,356,575 and $1,014,094 respectively, and total current liabilities of $5,782,017 and $107,033. A break-down for the periods ended December 31, 2022, and 2023, respectively, can be found in the notes to the consolidated financial statements.

We had a working capital deficit of $3,425,442 as of December 31, 2023. This compares with a working capital deficit of $92,939 as of December 31, 2022.

Net cash used in operating activities was $2,480,985 for the fiscal year ended December 31, 2023, as compared with $415,236 for the fiscal year ended December 31, 2022. Primarily as result of shares issued to our management.

Net cash used in investing activities was $5,500,000 for the fiscal year ended December 31, 2023, as compared with $1,000,000 for the fiscal year ended December 31, 2022, as result of tranche payments for Quality International.

Financing activities we gained $3,018,371 in cash for the fiscal year ended December 31, 2023, as compared with $1,402,613 in cash provided for the same period ended 2022.

Our primary requirements for liquidity and capital are working capital, including the liquidity required to uplist to a National Exchange, acquisition of a new subsidiary, and general corporate operational needs. Historically, these cash requirements have been met through cash provided by financing activities.

The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of this filing. Management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

The Company’s Debt Obligations as of March 31, 2024 (including convertible and promissory notes):

Note owner	Issue date	Maturity Date	*Amount $
RB Capital Partners Inc.	08/03/2022	08/03/2024	1,100,000
RB Capital Partners Inc.	03/17/2023	03/17/2025	200,000
Jefferson Street Capital LLC	03/23/2023	03/23/2024	160,000
Sky Holdings LLC	06/23/2023	12/23/2023	550,000
1800 Diagonal Lending LTD	07/31/2023	02/28/2024	174,867
RB Capital Partners Inc.	12/20/2023	12/26/2024	100,000
Sean Levi	12/20/2023	06/20/2024	100,000
Exchange Listing LLC	02/06/2024	08/06/2024	35,000
1800 Diagonal Lending LTD	03/12/2023	12/12/2024	133,755
TOTAL			2,553,622

*	The convertible and promissory notes are described in financial footnotes and included in the exhibits. Amounts are principal amounts and exclude interest.

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

QIND intends to complete future acquisitions, and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages and positions of our current directors and executive officers.

Name	Current Age	Position
Nicolas Link	43	Executive Chairman of the Board
John-Paul Backwell	43	Chief Executive Officer
Krishnan Krishnamoorthy	58	Chief Financial Officer
Carsten Kjems Falk	49	Chief Commercial Officer
Louise Bennett	53	Chief Operational Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Nicolas Link

Mr. Nicolas Link, Executive Chairman, 43, combines over 20 years of experience in the manufacturing and technology industries holding several senior management positions, including Founder, CEO, Strategic Advisor and Chairman positions. From 2003 until 2011, Mr. Link was Founder and CEO of Jewel Saffire Products Ltd, a company developing and integrating water mist technologies into firefighting solution. Since 2014, Mr. Link has served as the CEO of Firebug Group, a company focused on developing, manufacturing, and distributing firefighting products across the globe. Since 2014, he has also served as CEO of FB Fire Technologies Ltd (Firebug), an acquisition company. In 2020, Mr. Link became a Strategic Advisor for Ilustrato Pictures International Inc, “ILUS” and since 2021, Mr. Link has been Chief Executive Officer, and Chairman, leading the company’s strategic and synergetic mergers and acquisitions initiatives. on May 28, 2022, ILUS acquired the majority of the Company and Mr. Link, became the Chairman of the board of directors. On December 7, 2022, Mr. Link was appointed as CEO and Chairman of the Board of Directors for CGrowth Capital Inc, “CGRA” an innovation and growth orientated company focused on the acquisition and consolidation of disruptive technology and product businesses in the sports industry. He resigned as CEO on May 15, 2023. On January 8, 2024, Mr. Link was appointed as Chairman of the Board of Directors for Samsara Luggage Inc, “SAML”. Mr. Link also currently holds the position as Chairman of the Board of Directors at Dear Cashmere Holding Co “DRCR”., a company in the gambling and betting sector. Mr. Link holds a Marketing Diploma from Damelin College, South Africa.

Aside from that provided above, Mr. Link does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Link is widely regarded as a serial entrepreneur who has successfully started, grown, and exited several companies in the UK, United States, Dubai, China, Poland & South Africa. We believe that Mr. Link is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of manufacturing and technology, as well as his experience taking companies public in the USA.

John-Paul Backwell

Mr. John-Paul Backwell, Chief Executive Officer, 43, has more than 23 years of experience in the development and leadership of global teams, predominantly in the fields of Manufacturing and Technology.

From 2000 through 2014, Mr. Backwell held several Sales Manager and Regional Sales Director roles before taking on the role of Global Sales Director of FireBug Group, a company focused on developing, manufacturing, and distributing firefighting products across the globe, from 2014 through to 2019. From 2019 until mid-2021, he was a Non-Executive Director of ConnectNow, a Software-as-a-Service technology company, and Managing Director of Detego Global, a British Company that develops digital forensics, case management and endpoint monitoring solutions for military, law enforcement and corporate customers around the world.

Mr. Backwell currently serves as a Non-Executive Director of FB Fire Technologies Ltd (FireBug). From 2021 to present, Mr. Backwell was Managing Director of Ilustrato Pictures International, Inc. He is also a Director of Emergency Response Technologies Inc, a public safety mergers and acquisitions company and was on January 8, 2024, appointed as director and CEO of the Board of Directors for Samsara Luggage Inc, “SAML”. He has a Bachelor of Arts degree in English Language and Literature/Letters from Stellenbosch University.

Aside from that provided above, Mr. Backwell does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Louise Bennett

Ms. Louise Bennett, Chief Operational Officer, 53, has gained over 25 years of experience in the senior management of global engineering, manufacturing, and distribution businesses. Since March 2014, she has served as the General Manager of FB Fire Technologies Ltd (FireBug), a company focused on developing, manufacturing and distributing firefighting products across the globe. From 2021 to the present, Ms. Bennett serves as the Chief Operations Officer of Ilustrato Pictures International, Inc. She has a High School O-level degree from Kirk Hallam Comprehensive School in UK.

Aside from that provided above, Ms. Bennett does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Krishnan Krishnamoorthy

Mr. Krishnan Krishnamoorthy, Chief Financial Officer, 58, has amassed more than 39 years of experience in the financial management of public and private companies in London, UAE, Bahrain, Dubai, Singapore, and India.

From 2018 through 2020, he was the Group CFO of HO Holding Group, a retail company out of Dubai. From 2020 through 2022, he was the Chief Financial Officer of The Bahrain Ship Repairing and Engineering Company B.S.C. From 2022 to the present, he has served as the Chief Financial Officer of Ilustrato Pictures International, Inc. In August 2018, Mr. Krishnamoorthy received the 2018 Global CFO Award from Acquisition International, a business magazine in the U.K. He holds an MBA in Finance from TIU, USA, and a Ph.D. in Finance from Trinity College.

Aside from that provided above, Mr. Krishnamoorthy does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Carsten Kjems Falk

Mr. Carsten Kjems Falk, Chief Commercial Officer, has gained more than 15 years of experience as an executive in multiple industries accelerating growth for both private venture capital and publicly listed companies.

From 2013 through 2019, Mr. Falk was Chief Executive Officer of Domino’s Pizza Denmark during the period he was three times awarded global winner of “best digital” by Domino’s international for driving online sales from 30% to 90% of total sales. Since 2019, he has been self-employed as a Management Consultant for industrial investors and corporate clients seeking expert advice on SaaS and FMCG industries, including digital transformation, business development, strategy, sales marketing, and operational excellence. Mr. Falk joined QIND on June 1, 2020, as our Deputy Chief Executive Officer and signed a new contract as Chief Executive Officer on September 1, 2020. On October 21, 2022, Mr. Falk resigned as our Chief Executive Officer and was subsequently appointed by our board of directors as our Chief Commercial Officer. Since June 2022, Mr. Falk has also served as Chief Commercial Officer of Ilustrato Pictures International, Inc.

From 2013 through 2019, he was a member of the board of directors of Scandinavian Pizza Company A/S. He holds a Master of Arts in Educational Theory and Curriculum Studies: Mathematics from Aarhus University.

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

Committees

We currently do not have a separately designated standing audit committee or any other committees. The entire board of directors performs the functions of an audit committee. On October 30, 2023, the Board adopted written charters which govern the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2023, and 2022, the board of directors:

Reviewed and discussed the audited financial statements with management and reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2023, and 2022, to be included in this Form 10-K.

Under the rules of the NYSE, a company listing in connection with its initial public offering has one year to become fully compliant with the independence standards. Each committee must have one independent director at the initial listing, have a majority of independent directors within 90 days of the initial listing, and be fully independent within one year of the initial listing. Additionally, a company listing in connection with its initial public offering shall have 12 months from the date of listing to comply with the majority independent board requirement.

As of the closing of the offering, our Board will have established the following three standing committees: audit committee (the “Audit Committee”); compensation committee (the “Compensation Committee”); and nominating and governance committee (the “Nominating Committee”). We also intend to appoint independent directors that will serve on each committee. Furthermore, we plan to obtain a D&O insurance prior to uplisting to a National Exchange to attract independent directors to our board and to provide cover for indemnification obligations to directors and officers, as well as the organization’s conduct. Our Board will adopt written charters for each of the three committees. On October 30, 2023, the Board adopted a written charter, and copies of the charters will be available on our website at www.qualityindustrialcorp.com upon completion of this offering. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The Audit Committee, among other things, will be responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board intends that each prospective member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and NYSE listing rules. Effective upon the completion of this offering the Board will adopt a written charter setting forth the authority and responsibilities of the Audit Committee. The Board intends that each prospective member of the Audit Committee is financially literate, and that a member will be appointed that meets the qualifications of an Audit Committee financial expert under the rules promulgated by the SEC.

We believe that, after consummation of this offering, the functioning of the Audit Committee will be compliant with the applicable requirements of the rules and regulations of the NYSE and the SEC.

Compensation Committee

The Compensation Committee will be responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;

●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;

●	negotiating and overseeing employment agreements with officers and directors; and

●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

On October 30, 2023, the Board adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, will be responsible for:

●	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;

●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees, and the Board as a whole;

●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise, and experience, including diversity considerations, for the full Board and each committee;

●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

●	reviewing, evaluating, and recommending changes to the Company’s corporate governance principles and committee charters;

●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the code of business conduct and ethics; and

●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

On October 30, 2023, the Board adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee.

The Board intends that each member of the Nominating and Corporate Governance Committee will be independent within the meaning of the independent director guidelines of NYSE listing rules.

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

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics & Insider Trading Policy which applies to our executive officers, directors, and employees. A copy is filed as Exhibits to this form 10-K.

Director Independence

We use the definition of “independence” by the NYSE to make the following determination. In making the determination of whether a member of the board is independent, our board also considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.

Under such definitions, we do not have any independent directors. We intend to appoint independent directors to serve on the above committees, with three of the independent directors serving as chair of the three respective committees (Audit, Compensation & Nominating Committee).

Conflict of Interest

Our key management and board are also represented on the management and board of ILUS, our parent company, and our Executive Chairman Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. and the Chairman of the Board of Directors of CGrowth Capital, Inc. As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. This and other conflicts of interest may arise between us and our officers and director in that they have other business interests currently, with respect to QIND, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only four officers and one director. We will seek to add additional officers and/or directors with industry experience prior to the planned uplisting to NYSE American.

In an effort to resolve such potential conflicts of interest as between ILUS and QIND, our officers and director have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to ILUS, before determining whether to include the opportunities in QIND or another subsidiary.

In general, our officers and director are required to present business opportunities to ILUS, which may include QIND, if:

●	ILUS could financially undertake the opportunity through QIND; and

●	the opportunity is aligned with the Industrial business of QIND.

●	Potential investors should also be aware of the following potential conflicts of interest:

Our officers except our CFO and our director have executed new employment agreements on November 14, 2023. These employment agreements have an effective date upon the Company’s uplist to a National Exchange, and our officers and directors are required to devote their business time substantially to QIND. The Company intends to hire a new CFO with industry experience upon the uplist to replace our current CFO.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the combination. QIND is however ILUS’ Industrial & Manufacturing division and business combinations in that industry would fall under QIND.

Below is a table summarizing the entities to which our executive officers and director currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA SAML	Director & CEO Director Director Director & CEO Director

John-Paul Backwell	ILUS QIND SAML	Managing Director CEO Director & CEO

Louise Bennett	ILUS QIND	COO COO

Krishnan Krishnamoorthy	ILUS QIND	CFO CFO

Carsten Kjems Falk	ILUS QIND	CCO CCO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names. Each of our officers only have employment contracts in QIND and our parent company ILUS.
(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor their other business interest over the needs of our company. These competing business interests could interfere with our ability to successfully implement our business plan.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

	Summary Compensation Table as of December 31, 2023
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards* ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicolas Link	2023								$738,275
Executive Chairman	2022			738,275					0
John-Paul Backwell	2023								$702,500
CEO	2022			702,500					0
Krishnan Krishnamoorthy	2023								$162,500
CFO	2022			162,500					0
Louise Bennett	2023								$130,550
COO	2022			130,550					0
Carsten Falk	2023	$52,354							$52,354
CCO	2022	$30,000		500,000					$30,000
Paul C. Quintal	2022	$10,000							$10,000
Previous Executive Chairman**

*	Includes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 issued on May 4, 2023, and 5,600,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of September 15, 2023, of $0.27.
**	Mr. Quintal joined the Company on August 1, 2020, as Chief Commercial Officer and resigned from this role on December 1, 2020, and took the role as Executive Chairman on the same date. Mr. Quintal was paid $2,000 pursuant to both his employment agreements. On September 10, 2021, the Company issued 111,111 shares of the Company’s $0.001 par value common stock to Executive Chairman Paul Quintal pursuant to his employment agreement as Executive Chairman. The shares were valued on the grant date at $1.70 per share, amounting to $188,889. Paul Quintal resigned on May 30, 2022, where Nicolas Link replaced him.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Our Director and Officers have executed new employment agreements with the appropriate market-based salary in accordance with the size and performance of the business determined by the compensation committee. New employment agreements have an effective date of July 1, 2023, as described below and has been filed as exhibits to this Form 10-K. Under the new executive employment agreements, each executive is entitled to receive a cash bonus at the time of the Company’s uplisting in the NYSE, the “uplist bonus,” shall be equivalent to the accrued based salary from the effective date of July 23, 2023, through the uplisting date.

On November 14, 2023, the Company entered into an employment agreement with Mr. Link to serve as Executive Chairman effective upon the Company’s uplist to a National Exchange, through June 30, 2024, (the “Link Agreement”). Pursuant to the Link Agreement, Mr. Link receives an annual base salary of $420,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Link’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mr. Link may receive an annual bonus of up to 100% of his annual base salary as well as equity awards, determined by an agreed to set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplist to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

John-Paul Backwell (Chief Executive Officer)

On November 14, 2023, the Company entered into an employment agreement with Mr. Backwell to serve as Chief Executive Officer effective as of July 1, 2023, through June 30, 2024, (the “Backwell Agreement”). Pursuant to the Backwell Agreement, Mr. Backwell receives an annual base salary of $420,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Backwell’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mr. Backwell may receive an annual bonus of up to 100% of his annual base salary as well as equity awards, determined by an agreed to set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplist to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

Louise Bennett (Chief Operations Officer)

On November 14, 2023, the Company entered into an employment agreement with Mrs. Bennett to serve Chief Operations Officer effective upon the Company’s uplist to a national exchange, through June 30, 2024, (the “Bennett Agreement”). Pursuant to the Bennett Agreement, Mrs. Bennett receives an annual base salary of $220,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mrs. Bennett’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mrs. Bennett may receive an annual bonus of up to 100% of her annual base salary as well as equity awards, determined by an agreed to set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplist to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

Krishnan Krishnamoorthy (Chief Financial Officer)

The Company entered into an amended employee agreement signed on June 30, 2022. In accordance with his amended employee agreement, Mr. Krishnamoorthy was issued 2,250,000 QIND common shares on May 4, 2023, pursuant to his employment agreement. Lock-up of the shares will be under rule 144. If Mr. Krishnamoorthy should resign, he will be considered a corporate insider according to rule 144 for a full year and can during any given week not sell or transfer more than 2.5% of the average weekly trading volume over the previous 30 days average trading volume. During the following year, Mr. Krishnamoorthy can sell 25% of any remaining shares per quarter. The Company has the right of first refusal to acquire the shares or match any written offer by a third party for the shares.

Upon the Company’s uplist to a National Exchange through an initial public offering (IPO), the Chief Financial Officer is entitled to an appropriate market based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with any incentive program that the Company may have in place at the time, all subject to approval by the Board of Directors.

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

Carsten Kjems Falk (Chief Commercial Officer)

On November 14, 2023, the Company entered into an employment agreement with Mr. Falk to serve Chief Commercial Officer effective upon the Company’s uplist to a national exchange, through June 30, 2024, (the “Falk Agreement”). Pursuant to the Falk Agreement, Mr. Falk receives an annual base salary of $300,000 in periodic installments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Falk’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mr. Falk may receive an annual bonus of up to 100% of his annual base salary as well as equity awards, determined by an agreed set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplist to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

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

Director Independence

We use the definition of “independence” by the NYSE to make the following determination. In making the determination of whether a member of the board is independent, our board also considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.

Under such definitions, we do not have any independent directors. We intend to appoint independent directors to serve on the above committees, with three of the independent directors serving as chair of the three respective committees (Audit, Compensation & Nominating Committee).

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 128,026,503 shares of common stock deemed to be outstanding as of March 31, 2024. Unless otherwise indicated, the address of each beneficial owner listed in the table below is 315 Montgomery Street, San Francisco, CA 94104.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Nicolas Link(3)	82,419,078	64.4%
John-Paul Backwell	4,250,000	3.3%
Krishnan Krishnamoorthy	2,250,000	1.8%
Louise Bennett	850,000	0.7%
Carsten Falk	4,500,000	3.5%
All executive officers and directors as a group (5 persons)	94,269,078	73.6%
5% Holders
NONE

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon 128,026,503 common shares issued and outstanding as per March 31, 2024.

(3)	Includes 77,669,078 shares held in Ilustrato Pictures International, Inc. in which Mr. Link has voting and dispositive control.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2023, and 2022, for professional services rendered by our independent registered public accounting firm Pipara & Co LLP:

Fees	2023	2022
Audit Fees	$25,500	$19,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$25,500	$19,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2023 and 2022 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2023, and 2022, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2023 and 2022 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

We have filed the exhibits listed on the accompanying Exhibit Index of this Form 10-K and below in this Item 15:

(a)	Financial Statements

(b)	Exhibits required by Item 601 of Regulation S-K.

This Form 10-K amends the Annual Report on Form 10-K of Quality Industrial for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the Original Filing”).

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of December 31, 2022. The previously reported amounts reflect those included in the Amended filing of our Annual Report on Form 10-K/A as of and for the year ended December 31, 2022, filed with the SEC on May 5, 2023.

The amounts labelled as “Restated” represent the effects of this restatement due to the cancellation of the contract with Quality International Co Ltd FZC which is no longer consolidated.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Quality Industrial Corp. (QIND)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quality Industrial Corp. (QIND) (the Company) as of December 31, 2023, and 2022, the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

Company’s Ability to Continue as a Going Concern

The Company suffered losses from operations in CY 2023, and CY 2022, and has a net capital deficiency in the period ended December 31, 2023, and 2022 that raises substantial doubt about its ability to continue as a going concern. As discussed in Note 3 to the financial statements, the accompanying financial statements have been prepared on a going-concern basis. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York Office:	Corporate Office:	Mumbai Office:	Delhi Office:	Contact:
1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	“Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	#3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	1602, Ambadeep Building, KG Marg, Connaught Place New Delhi - 110001	T: +1 (646) 387 - 2034 F: 91 79 40 370376 E:usa@pipara.com naman@pipara.com

Restatement of the Financial Statement of the Company

Description of the Matter

As discussed in Notes 1 to the financial statements, On January 18, 2023, Quality Industrial Corp., entered into a definitive Stock Purchase Agreement (the “Purchase Agreement”) with the shareholders of Quality International Co. Ltd FZC (“Quality International”), a company headquartered in the United Arab Emirates. This binding agreement entailed acquisition of 52% stake in Quality International Co. Ltd FZC by the company viz Quality Industrial Corp. However, on April 01, 2024, after several failed effort negotiations, the “Purchase Agreement” was cancelled by the Board of Directors of the Company, the Board of Directors of Quality Industrial Corp. and the shareholders of Quality International Co. Ltd FZC decided to cancel the purchase agreement. Consequently, Quality Industrial Corp. is required to restate its financial statements to reflect the cancellation of the purchase agreement and the removal of Quality International’s financial figures.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter - we conducted a review of the cancellation of the Purchase Agreement. We examined the Form 8-K filing informing the cancellation and audited the removal of Quality International Co. Ltd FZC financial figures from Quality Industrial Corp.’s financial statements & an audit to determine if any liabilities arising from this transaction were appropriately recorded on the financial statements.

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2023

Place: Ahmedabad, India

Date: April 05, 2024

New York Office:	Corporate Office:	Mumbai Office:	Delhi Office:	Contact:
1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	“Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	#3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	1602, Ambadeep Building, KG Marg, Connaught Place New Delhi - 110001	T: +1 (646) 387 - 2034 F: 91 79 40 370376 E:usa@pipara.com naman@pipara.com

QUALITY INDUSTRIAL CORP.

RESTATED CONSOLIDATED BALANCE SHEETS

(AUDITED)

		December 31, 2023	Restated December 31, 2022	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents		2,492	3,136	1,312,565
Other current assets	5	2,354,083	10,958	110,289,356
Total current assets		2,356,575	14,094	111,601,921

Non- Current assets
Property Plant & Equipment		—	—	1,365,585
Capital WIP		—	—	1,884,569
Furniture, Fixtures & Office Equipment		—	—	156,370
Lease Hold Improvements & Building		—	—	17,390,067
Right of Use assets		—	—	11,906,654
Long term Investment	6	6,500,000	1,000,000
Goodwill		—	—	56,387,027
Total non-current assets		6,500,000	1,000,000	89,090,272
Total Assets		8,856,575	1,014,094	200,692,193
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities		166,577	27,803	44,551,407
Other Current Liabilities	7	5,615,440	79,230	100,134,714
Total current liabilities		5,782,017	107,033	144,686,121

Long Term liabilities
Convertible Notes	8	2,331,059	1,100,000	1,100,000
Other long-term liabilities		—	—	28,028,680
Total Long-Term Liabilities		2,331,059	1,100,000	29,128,680
Total Liabilities		8,113,076	1,207,033	173,814,801
Stockholders’ Equity	9
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2022, and December 31, 2021, respectively		—	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 127,129,694 and 102,883,709 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively		127,132	102,886	102,886
Additional paid-in capital		17,248,964	12,174,975	12,174,975
Stock Payable		—	—	395,101
Retained Earnings/ accumulated Deficit		(16,632,597)	(12,470,800)	(9,438,315)
Minority Interest		—	—	23,642,745
Total stockholders’ Equity		743,499	(192,939)	26,877,392
Total liabilities and stockholders’ Equity		8,856,575	1,014,094	200,692,193

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

		For the Year Ended
		Dec 31, 2023	Restated Dec 31, 2022	Dec 31, 2022

Revenue		$—	—	$65,603,673

Cost of revenues		—	—	43,931,541

Gross profit		$—	—	$21,672,132
Operating expenses
Professional fees		315,011	294,700	255,111
General and administrative	10	2,389,309	126,846	11,216,017
Total operating expenses		2,704,320	421,546	11,471,128

Profit/Loss from Operations		$(2,704,320)	$(421,546)	10,201,004

Other Non-Operating expense
Interest on Convertible Notes		137,448	33,838	31,855
Interest expense		—	—	3,840,320
Shares issued for services		1,320,029	—
Loss on License Agreement		—	104,550	104,550
Loss on Investment		—
Depreciation		—	—	171,014
Total Non-Operating Expenses		$1,457,477	138,388	4,147,739
Non-Operating Income	11
Other Non-Operating Income		—	—	262,932
Gain on settlement & forgiveness of debt			457,071	457,071
Total Non-Operating Income		0	457,071	720,003
Net loss/ profit		$(4,161,797)	$(102,863)	$6,773,268

Net profit per common share - basic and diluted		(0.03)	(0.00)	0.07

Weighted average common shares outstanding		114,665,519	100,703,471	100,703,471

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AUDITED)

For the year Ended December 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	—	—	102,833,709	$102,886	12,174,975	$(12,470,800)	$(192,939)
Common stock issued for cash	—	—	6,410,971	6,411	1,993,589	—	2,000,000
Common stock issued to Management	—	—	15,600,000	15,600	2,217,700	395,101	2,233,000
Common stock issued for services	—	—	1,693,256	1,693	721,042	—	722,735
Common stock issued as commitment shares	—	—	300,000	300	125,700	—	126,000
Common stock issued against Note conversion	—	—	241,758	242	16,258	—	16,500
Net Income						(4,161,797)	(4,161,797)
Balance, December 31, 2023	—	—	127,129,694	$127,132	17,248,964	$(16,632,597)	$743,499

For the year Ended December 31, 2022
	Preferred Stock		Common Stock		Additional Paid-in	Stock	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Deficit	Equity
Balance, December 31, 2021	—	—	94,738,209	$94,740	$11,904,190	$395,101	—	$(12,763,038)	$(369,007)
Common stock issued for cash	—	—	3,595,500	3,596	66,549	—	(11,725)	—	57,824
Common stock issued for license agreement	—	—	2,550,000	2,550	102,000	—	—	—	104,550
Imputed interest	—	—	—	—	1,498	—	—	—	1,498
Reclassification of imputed interest	—	—	—	—	(6,283)	—	—	—	(6,283)
Reversal stock Payable	—	—	—	—	—	(395,101)	—	395,101	$—
Common stock issued	—	—	2,000,000	2,000	80,600	—	—	—	82,600
Net Income	—	—	—	—	—	—	—	(102,863)	(102,863)
Restated Balance, December 31, 2022	—	—	102,833,709	$102,886	12,174,975	—	—	$(12,470,800)	$(192,939)

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the year Ended
	December 31, 2023	Restated December 31, 2022	December 31, 2022
Cash Flows from Operating Activities
Net profit	(4,161,797)	(102,863)	6,773,268
Adjustments to reconcile net loss to net cash used in operating activities:
Finance Cost	146,447	33,839	3,872,175
Stock Based Compensation Management	2,233,000	—	—
Non-cash expenses	931,476	—	—
Loss on license agreement	—	104,550	—
Settlement and forgiveness of debt		(457,071)
Increase in Current assets	(2,343,125)	(10,780)	(110,289,178)
Decrease in Prepaid assets	—	210,293	—
Increase in Accounts payable	138,774	(179,618)	44,343,986
Increase in Current Liabilities	5,536,210	(13,486)	99,746,998
Net cash used in operating activities	$2,480,985	(415,136)	44,447,249

Cash Flows from Investing Activities
Long term Investment	(5,500,000)	(1,000,000)	—
Long Term Borrowings	—	—	—
Net cash used in investing activities	—	—	(88,879,979)
Net cash used in investing activities	$(5,500,000)	(1,000,000)	(88,879,979)
Cash Flows from Financing Activities
Issuance of Convertible Note	1,245,000	1,100,000	1,100,000
Related party line of Credit	—	(295,000)	—
Loss on license agreement	—	(104,550)	—
Settlement and forgiveness of debt		457,071	—
Long term Borrowings	—	—	28,028,680
Subsidiary	—	—	20,194,200
Finance Cost	(161,465)	(33,839)	(3,872,175)
Repayment of Note	(65,164)	—	—
Proceeds from issuance of common stock	2,000,000	278,931	278,931
Net cash from financing activities	$3,018,371	1,402,613	45,729,636

Net increase (decrease) in Cash	(644)	(12,523)	1,296,906

Beginning cash balance	3,136	15,659	15,659
Ending cash balance	$2,492	3,136	1,312,565

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRAIL CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1: RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The amounts labelled as “Restated” in our financial statements represent the effects of the cancellation of the contract with Quality International Co Ltd FZC which is no longer consolidated with our financial statements.

The Company is currently unwinding the transaction and this Form 10-K amends the Annual Report on Form 10-K of Quality Industrial for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023.

We are filing this Form 10-K to restate our financial statements as of December 31, 2022, that were previously reported on the Original Filing and subsequent amendments. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Auditor has provided a new Audit Report as of the date of this filing in connection with this Form 10-K.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of December 31, 2022. The previously reported amounts reflect those included in the Amended filing of our Annual Report on Form 10-K/A as of and for the year ended December 31, 2022, filed with the SEC on May 5, 2023.

The amounts labelled as “Restated” represent the effects of this restatement due to the cancellation of the contract with Quality International Co Ltd FZC which is no longer consolidated.

QUALITY INDUSTRIAL CORP.

RESTATED CONSOLIDATED BALANCE SHEETS

(AUDITED)

		As filed	Restated Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents		1,312,565	(1,309,429)	3,136
Other current assets	5	110,289,356	(110,278,398)	10,958
Total current assets		111,601,921	(111,587,827)	14,094

Non-Current assets
Property Plant & Equipment		1,365,585	(1,365,585)	—
Capital WIP		1,884,569	(1,884,569)	—
Furniture, Fixtures & Office Equipment		156,370	(156,370)	—
Lease Hold Improvements & Building		17,390,067	(17,390,067)	—
Right of Use assets		11,906,654	(11,906,654)	—
Long term Investment	6		1,000,000	1,000,000
Goodwill		56,387,027	(56,387,027)	—
Total non-current assets		89,090,272	(88,090,272)	1,000,000
Total Assets		200,692,193	(199,678,099)	1,014,094
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities		44,551,407	(44,523,604)	27,803
Other Current Liabilities	7	100,134,714	(100,055,484)	79,230
Total current liabilities		144,686,121	(144,579,088)	107,033

Long Term liabilities
Convertible Notes	8	1,100,000	—	1,100,000
Other long-term liabilities		28,028,680	(28,028,680)	—
Total Long-Term Liabilities		29,128,680	(28,028,680)	1,100,000
Total Liabilities		173,814,801	(172,607,768)	1,207,033
Stockholders’ Equity	9
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2022, and December 31, 2021, respectively		—	—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 127,129,694 and 102,883,709 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively		102,886	—	102,886
Additional paid-in capital		12,174,975	—	12,174,975
Stock Payable		395,101	(395,101)	—
Retained Earnings/ accumulated Deficit		(9,438,315)	(3,032,485)	(12,470,800)
Minority Interest		23,642,745	(23,642,745)	—
Total stockholders’ Equity		26,877,392)	(27,070,331)	(192,939)
Total liabilities and stockholders’ Equity		200,692,193	(199,678,099)	1,014,094

QUALITY INDUSTRIAL CORP.

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

		For the Year Ended
		As filed	Restated adjustments	As Restated

Revenue		$65,603,673	(65,603,673)	$—

Cost of revenues		43,931,541	(43,931,541)	—

Gross profit		$21,672,132	(21,672,132)	$—
Operating expenses
Professional fees		255,111	39,589	294,700
General and administrative	10	11,216,017	(11,089,171)	126,846
Total operating expenses		11,471,128	(11,049,582)	421,546

Profit/Loss from Operations		$10,201,004	$(10,622,550)	(421,546)

Other Non-Operating expense
Interest on Convertible Notes		31,855	1,984	33,839
Interest expense		3,840,320	(3,840,320)	—
Shares issued for services				—
Loss on License Agreement		104,550	—	104,550
Loss on Investment				—
Depreciation		171,014	(171,014)	—
Total Non-Operating Expenses		$4,147,739	(4,009,350)	138,389
Non-Operating Income	11
Other Non-Operating Income		262,932	(262,932)	—
Gain on settlement & forgiveness of debt		457,071	—	457,071
Total Non-Operating Income		720,003	(262,932)	457,071
Net loss/ profit		$6,773,268	$(6,876,131)	$(102,863)

Net profit per common share - basic and diluted		0.07	(0.10)	(0.03)

Weighted average common shares outstanding		100,703,471	100,703,471	100,703,471

NOTE 1A: OUR HISTORY

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

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of QIND and all of its majority — owned or controlled subsidiary are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

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

Stock-based compensation

The Company recognizes all stock-based compensation using the fair value provisions prescribed by ASC Topic 718, Compensation - Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument, net of estimated forfeitures.

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

Particulars	December 31, 2023	Restated December 31, 2022	December 31, 2022
Basic and diluted EPS*
Numerator
Net income/(loss)	(4,161,797)	(102,863)	6,773,268
Net Income attributable to common stockholders	(4,161,797)	(102,863)	6,773,268
Denominator
Weighted average shares outstanding	114,665,519	100,703,471	100,703,471
Number of shares used for basic EPS computation	127,129,694	102,883,709	102,883,709
Basic EPS	(0.03)	(0.00)	0.07
Number of shares used for diluted EPS computation*	127,379,694	102,883,709	102,883,709
Diluted EPS	(0.03)	(0.00)	0.07

*	Includes 250,000 issued warrants.

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

QIND has planned future acquisitions, and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $2,492 and $3,169 in cash and cash equivalents as of December 31, 2023, and December 31, 2022, respectively.

NOTE 5. CURRENT ASSETS

Other Current Assets

Year	December 31, 2023	Restated December 31, 2022
Prepaid assets		10,442
Accrued Discount on Convertible notes	20,950
Buy Back Commitment	2,000,000
Loan ILUS	333,133
Other Misc. current assets		516
Total other current assets	$2,354,083	$10,958

Total other current assets	December 31, 2022
Inventories	1,202,674
Work-in-Progress	57,433,535
Margin Deposits	1,036,019
Retention Receivables	2,800,611
Accounts Receivable	37,835,611
Amount Due from a Related Party	1,794,218
Advances to subcontractors	7,539,940
Guarantee Deposits	344,143
Other misc current assets	179,488
Deposits	123,117
Total	$110,289,356

Related party advances

As of December 31, 2023, and December 31, 2022, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a majority shareholder of the Company, of $333,133 and $0, respectively. These figures are related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to John-Paul Backwell 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

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

NOTE 6. NON-CURRENT ASSETS

The company holds long-term investments of $6,500,000 and $1,000,000 as of December 31, 2023, and 2022, respectively. These investments were made for the acquisition of Quality International. On April 1, 2024, the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and as amended on July 27, 2023. The company is in the process of unwinding the transaction, with management aiming to recover the investment or parts of it. However, if recovery proves unattainable, the investment may need to be written off in the later years.

NOTE 7. CURRENT LIABILITIES

Other Current Liabilities

Other Current Liabilities as mentioned in the below table includes short term Liabilities.

Other Current Liabilities	December 31, 2023	Restated December 31, 2022
Salary Payable	52,354	7,500
Accrued Interest on Convertible note	154,032	31,855
Mahavir Loan	3,235,000
Artelliq loan	2,144,554
ILUS Loan		15,875
Provision Audit and Review fee	29,500	24,000
Total	$5,615,440	79,230

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

NOTE 8. CONVERTIBLE NOTES

●	On August 3, 2022, the Company issued a two-year convertible promissory note in the principal amount of $1,100,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

●	On March 17, 2023, the Company issued a two-year convertible promissory note in the principal amount of $200,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

●	On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one-year convertible promissory note in the principal amount of $220,000 (the “Jefferson Note”). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share.

●	On June 16, 2023, the Company issued to Sky Holdings Ltd. a six-month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share.

●	On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

●	On August 15, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

●	On December 20, 2023, the Company issued a two-year convertible promissory note in the principal amount of $100,000 to RB Capital Partners Inc. The Note bears interest at 10% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

●	On December 20, 2023, the Company issued a one-year convertible promissory note in the principal amount of $100,000 to Sean Levi. The Note bear a minimum of Twenty percent (20%) interest which will be charged on the day the company receives the IPO funding, and thereafter Fifteen percent (15%) per annum will be charged. The Note is for a period of 1 year and cannot be converted until six (6) months from the date first written above has passed. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to the price of 25% of the listing price, or if the company does not uplist, at a 50% discount of the market price.

Further, the holding company, QIND, formerly known as Wikisoft Corp, entered into loan agreement with Fastbase Inc, the details of the loan agreement along with Forgiveness of Debt are as follows:

On June 1, 2020, the Company entered into a loan agreement with Fastbase Inc, in the amount of $30,215. The amount bears no interest and is due upon request.

On September 1, 2020, the Company entered into a loan agreement with Fastbase Inc, in the amount of $15,000. The note bears an interest rate of 4.25% and is due on September 1, 2022.

On October 24, 2020, the Company entered into a loan agreement with Fastbase Inc in the amount of $7,875. The note bears an interest rate of 4.25% and is due on January 1, 2023. On April 29, 2022, the Company paid the loan in full as well as accrued interest of $506. As of June 30, 2022, the balance of principal owed was $0.

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

On July 28, 2022, the Company entered into a Debt Conversion agreement with Enza International and converted the full amount of Debt $82,570 into 2,000,000 shares of Common Stock.

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their exercise price.

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

NOTE 9. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2023, and December 31, 2022, there were 127,129,694 and 102,883,709 shares of common stock issued and outstanding, respectively.

As of December 31, 2023, and December 31, 2022, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

●	On January 3, 2022, the Company issued 500,000 shares of common stock for $20,523 cash to White Lion Capital LLC pursuant to the Company’s Registration Statement on Form S-1 SEC File No. 333-258341 declared effective by the SEC on August 5, 2021.

●	On January 10, 2022, the Company issued 500,000 shares of common stock for $15,975 cash to White Lion Capital LLC pursuant to the Company’s Registration Statement on Form S-1 SEC File No. 333-258341 declared effective by the SEC on August 5, 2021.

●	On February 28, 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550.

●	On March 10, 2022, the Company issued 500,000 shares of common stock for $7,688 cash to White Lion Capital LLC pursuant to the Company’s Registration Statement on Form S-1 SEC File No. 333-258341 declared effective by the SEC on August 5, 2021.

●	On March 21, 2022, the Company issued 750,000 shares of common stock for $13,638 cash to White Lion Capital LLC pursuant to the Company’s Registration Statement on Form S-1 SEC File No. 333-258341 declared effective by the SEC on August 5, 2021.

●	On March 29, 2022, the Company issued 750,000 shares of common stock for $11,725 cash. As of March 31, 2022, the cash had not been received and was recorded as stock receivable.

●	On April 22, 2022, the Company issued 595,500 shares of common stock for $27,017 cash to White Lion Capital LLC pursuant to the Company’s Registration Statement on Form S-1 SEC File No. 333-258341 declared effective by the SEC on August 5, 2021.

●	On July 28, 2022, the Company issued 2,000,000 shares of common stock for $82,572 cash for debt conversion to Enza International Ltd.

●	On August 3, 2022, we issued a two-year convertible promissory note to RB Capital LLC in the principal amount of $1,100,000. The note is convertible into common stock at the rate of $1.00 and bears 7% interest per annum.

●	On March 17, 2023, the Company issued to RB Capital Partners Inc. a two-year convertible promissory note in the principal amount of $200,000 (the “March 2023 Note”). The March 2023 Note bears interest at 7% per annum. The Company has the right to prepay the March 2023 Note at any time. All principal on the March 2023 Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

●	On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to John-Paul Backwell 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Louise Bennett 500,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

●	On May 8, 2023, the Company issued to Exchange Listing LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE with a grant-date and fair value of the award, at $0.41 pursuant to a share purchase agreement signed on April 19, 2023.

●	On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant-date and fair value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

●	On July 17, 2023, the Company issued to Sky Holdings Ltd. 300,000 shares of our common stock with a grant-date and fair value of the award as of June 16, 2023, at $0.42 pursuant to a share purchase agreement signed on June 16, 2023.

●	On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

●	On August 15, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

●	On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buy back agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as tranche payment 2.2 of the amended purchase agreement.

●	On September 15, 2023, the Company issued to Nicolas Link 2,000,000 shares of our common stock pursuant to his employee contract with a grant-date and fair market value of $0.27.

●	On September 15, 2023, the Company issued to John-Paul Backwell 2,000,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

●	On September 15, 2023, the Company issued to Carsten Kjems Falk 1,250,000 shares of our common stock, pursuant to his employee contract, with a grant-date and fair market value of $0.27.

●	On September 15, 2023, the Company issued to Louise Bennett 350,000 shares of our common stock, pursuant to her employee contract, with a grant-date and fair market value of $0.27.

●	On December 26, 2023, the Company issued to Jefferson Street Capital LLC 241,758 shares of our common stock for $15,000, pursuant to a convertible note signed on May 23, 2023.

NOTE 10. OPERATING EXPENSES

General and Administrative Expenses	December 31, 2023	Restated December 31, 2022
Salaries and compensation to employees*	2,363,000	60,000
Rent	1,655	1,555
Office Expenses	14,356	64,414
IT support	1,331	877
Total	$2,389,309	$126,846

*	Stock-based compensation to staff for the fiscal year ended December 31, 2023, and 2022, was $2,233,000 and $0 respectively.

NOTE 11. NON-OPERATING INCOME

The Company Earned other income in 2023 and 2022 as a result of gain on settlement and forgiveness of debt.

The table below presents the breakdown of non-Operating income:

Non-Operating income	December 31, 2023	Restated December 31, 2022
Gain on settlement and Forgiveness of Debt		457,071
Total	$0	$457,071

Misc. Income:

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

We made a gain on forgiveness of accrued salary in Q1, 2022, to our current officer Mr. Falk since he waived his right to receive the outstanding amounts for the fiscal year 2021 of $120,000.

NOTE 12. PURCHASE OF MEMBERSHIP INTEREST IN ETHERALABS LLC

On February 28, 2022, the Company entered into a definitive agreement to acquire 51% of Etheralabs LLC for 2,550,000 of the Company’s common stock valued at $104,550 with a lock-up. The shares will be restricted with a lock-up period for 2 years. Etheralabs LLC is a New York City based venture lab and ecosystem that invests in, builds, and deploys disruptive technologies across the Blockchain space, and the transaction includes a global access to Etheralabs´ full stack of technologies across the Blockchain and global funding landscape. Etheralabs’ ecosystem allows development and finance partnerships throughout the blockchain world and beyond, and connects the blockchain community, investors and venture capital to relevant data intelligence and direct investment opportunities. The Company intends to ensure that Etheralabs future product and technology roadmap supports wikiprofile.com and the upcoming Wikifunding platform aiming to accelerate matching investors to startups.

On May 25, 2022, the Company entered into an agreement to transfer its 51% ownership interest in Etheralabs LLC to settle $300,000 of Line of credit — related party debt, as well as $41 of interest.

The Membership interest in Etheralabs consisted of intangible assets of licensed know-how with no tangible value attached and was never in operations and no revenue was generated during the 3 months Wikisoft held the Membership Interest. The transfer of ownership did not qualify for presentation as a discontinued operation in accordance with ASC 205-20.

NOTE 13. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50 the company lists events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements would be misleading.

On January 11, 2024, the Company issued to Jefferson Street Capital LLC 281,426 shares of our common stock for $15,000, pursuant to a convertible note signed on May 23, 2023.

On January 19, 2024, the Company issued to Jefferson Street Capital LLC 307,692 shares of our common stock for $15,000, pursuant to a convertible note signed on May 23, 2023.

On February 6, 2022, we issued a six-month convertible promissory note to Exchange Listing LLC in the principal amount of $35,000. The note is convertible into common stock at the rate of at a discount of thirty-five percent (35%) to the volume weight average trading (“VWAP”) of the Company’s common stock for the five (5) days before any conversion and bears 10% interest per annum.

On February 13, 2024, the Company issued to Jefferson Street Capital LLC 307,692 shares of our common stock for $15,000, pursuant to a convertible note signed on May 23, 2023.

On March 8, 2024, we issued a one-year convertible promissory note Jefferson Street Capital LLC in the principal amount of $,000. The note is convertible into common stock at the rate of $0.35 and bears 7% interest per annum.

As of March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the LPG Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The amounts labelled as “Restated” in our financial statements represent the effects of the cancellation of the contract with Quality International Co Ltd FZC which is no longer consolidated with our financial statements.

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3.	Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit	Exhibit Name
2.1*	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.2*	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.3*	Debt Conversion Agreement, dated May 30, 2022, with Rasmus Refer (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2022)
2.4*	Share Purchase Agreement, dated January 18, 2023, with shareholders of Quality International Co Ltd FZC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 18, 2023)
2.6*	Amended Share Purchase Agreement, dated July 31, 2023, with shareholders of Quality International Co Ltd FZC. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
2.7*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC, (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 2, 2024)
3.1*	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2*	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3*	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4*	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5*	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6*	Articles of Merger dated June 27, 2022 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2022)
4.1*	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.2*	Convertible Promissory Note, dated August 3, 2022, with RB Capital Partners Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 9, 2022)
4.3*	Convertible Promissory Note, dated March 17, 2023, with RB Capital Partners Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
4.4*	Warrant Agreement, dated April 19, 2023, with Exchange Listing, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.5*	Stock Purchase Agreement, dated April 19, 2023, with Exchange Listing, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.6*	Warrant Agreement, dated May 23, 2023, with Jefferson Street Capital LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.7*	Convertible Promissory Note, dated May 23, 2023, with Jefferson Street Capital LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.8*	Stock Purchase Agreement, dated May 23, 2023, with Jefferson Street Capital LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.9*	Stock Purchase Agreement, dated June 16, 2023, with Sky Holding Ltd. (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.10*	Convertible Promissory Note, dated June 16, 2023, with Sky Holding Ltd. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.11*	Short-Term Loan Agreement, dated July 27, 2023, with Mahavir Investments Limited

4.12*	Convertible Promissory Note, dated July 31, 2023, with 1800 Diagonal Lending LLC (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.13*	Convertible Promissory Note, dated August 15, 2023, with 1800 Diagonal Lending LLC (Incorporated by reference to Exhibit 4.12 of the Company’s Form 10-KT Filed with the SEC on August 21, 2023)
4.14*	Share Subscription and Buy Back Agreement, dated August 21, 2023, with Artelliq Software Trading. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2023)
4.15*	Guarantee & Indemnity Agreement dated as of August 21, 2023, by and between Quality Industrial Corp., Ilustrato Pictures International Inc., Quality International Co Ltd FZC, Mr. Saseendran Kodapully Ramakrishnan and Artelliq Software Trading (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2023)
4.16**	Convertible Promissory Note, dated December 20, 2023, with RB Capital Partners Inc.
4.17**	Convertible Promissory Note, dated December 20, 2023, with Sean Levi
4.18**	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
4.19**	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
10.1*	Employment Agreement with Carsten Falk, (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.2*	Amended Employment Agreement with John-Paul Backwell, (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.3*	Amended Employment Agreement with Nicolas Link, (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.4*	Amended Employment Agreement with Krishnan Krishnamoorthy, (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.5*	Amended Employment Agreement with Louise Bennett, (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.6*	Employment Agreement with Carsten Falk, dated November 14, 2023
10.7*	Employment Agreement with John-Paul Backwell, dated November 14, 2023
10.8*	Employment Agreement with Nicolas Link, dated November 14, 2023
10.9*	Employment Agreement with Louise Bennett dated November 14, 2023
10.10**	Lease Agreement, dated May 10, 2023, Office of Al Shola Gas LLC
10.11**	Lease Agreement, dated July 26, 2023, Warehouse of Al Shola Gas LLC
10.12**	Lease Agreement, dated March 1, 2024, Warehouse of Al Shola Gas LLC
10.13**	ISO Certification 9001-2015, Quality Management System, dated March 2, 2022, Al Shola Gas LLC
10.14**	Lease Agreement, dated March 28, 2024, Employee Accommodation Al Shola Gas LLC
14.1*	Code of Ethics, dated August 11, 2023 (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10-KT Filed with the SEC on August 21, 2023)
14.2*	Insider Trading Policy, dated March 10, 2023 (Incorporated by reference to Exhibit 14.2 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed
**	Filed herewith

ITEM 16. 10-K SUMMARY

None

SIGNATURES

Quality Industrial Corp.

By:	/s/ John-Paul Backwell
	Name:	John-Paul Backwell
	Title:	Chief Executive Officer (principal executive officer)

Date:	April 5, 2024

By:	/s/ Krishnan Krishnamoorthy
	Name:	Krishnan Krishnamoorthy
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	April 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John-Paul Backwell
	Name:	John-Paul Backwell
	Title:	Chief Executive Officer (principal executive officer)

Date:	April 5, 2024

By:	/s/ Krishnan Krishnamoorthy
	Name:	Krishnan Krishnamoorthy
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	April 5, 2024

By:	/s/ Nicholas Link
	Name:	Nicholas Link
	Title:	Chairperson and Director

Date:	April 5, 2024