Form 10-Q
period 2024-03-31
Quality Industrial Corp.
filed 2024-05-15
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

800-706-0806

(Registrant’s telephone number)

____________

(Former name, former address, and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 128,592,644 common shares as of May 14, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023;

F-2	Consolidated Statements of Operations for the three months ended March 31, 2024, and 2023 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended March 31, 2024, and 2023 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and 2022 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024, are not necessarily indicative of the results that can be expected for the full year.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

		March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets	5
Cash and Cash Equivalents		114,472	2,492
Inventory		1,406,231
Accounts Receivable		2,699,826
Deposits, Prepayments, & Advances		551,588	2,354,083
Other Current Assets		2,470,756
Total Current Assets		7,242,873	2,356,575

Non-Current Assets	6
Long Term Investments		1,500,000	6,500,000
Property, Plant & Equipment		12,681
Goodwill	7	8,475,395	—
Total Non-current Assets		9,988,076	6,500,000
Total Assets		17,230,949	8,856,575
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities	8
Accounts Payable		856,681	166,577
Other Current Liabilities		6,337,712	5,615,440
Total Current Liabilities		7,194,393	5,782,017

Non-Current Liabilities	9
Convertible Notes		2,518,832	2,331,059
Other Non-Current Liabilities		5,053,219
Total Long-Term Liabilities		7,572,051	2,331,059
Total Liabilities		14,766,444	8,113,076
Stockholders’ Equity	10
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of December 31, 2022, and December 31, 2021, respectively		—	—
Common stock; $0.001 par value; 200,000,000 shares authorized; 128,026,503 and 127,129,694 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively		128,029	127,132
Additional paid-in capital		17,297,567	17,248,964
Retained Earnings/ accumulated Deficit		(16,425,907)	(16,632,597)
Minority Interest	11	1,464,816	—
Total stockholders’ Equity		2,464,505	743,499
Total liabilities and stockholders’ Equity		17,230,949	8,856,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Three Months Ended
		March 31, 2024	March 31, 2023

Revenue		3,086,519	—

Cost of revenues		1,942,279	—

Gross profit		1,144,240	—

Operating expenses	12
Professional fees		48,393	30,404
General and administrative		624,917	34,609
Total Operating Expenses		673,310	65,013
Profit/ loss from Operations		470,930	(65,013)
Non-Operating expense	13
Depreciation		429
Interest on Convertible Notes		66,199	19,523
Other Non-Operating Expenses		25,416
Total Non-Operating expenses		92,044	19,523
Non-Operating Income	14	379,554	—
Net loss/ profit		758,440	$(84,536)
Net income Minority interests		551,750
Net profit Parent		206,690

Net profit per common share - basic and diluted		0.00	(0.00)
Weighted average common shares outstanding		127,759,628	102,833,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	—	—	127,129,694	127,132	17,248,964		(16,632,597)	743,499
Common stock issued for conversion of notes	—	—	896,811	897	48,603	—		49,500
Minority Interest	—	—	—	—	—	913,066	—	913,066
Net Income	—	—	—	—	—	551,750	206,690	758,440
Balance, March 31, 2024	—	—	128,026,505	128,029	17,297,567	1,464,816	(16,425,907)	2,464,505

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	—	—	102,883,709	102,886	12,174,975	(12,470,800)	(192,939)
Common stock issued for cash	—	—	—	—	—	—	—
Common stock issued for license agreement	—	—	—	—	—	—	—
Imputed Interest	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(84,536)	(84,536)
Balance, March 31, 2023	—	—	102,883,709	102,886	12,174,975	(12,555,336)	(277,475)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net profit	758,440	(84,536)
Adjustments in operating activities:
Finance Cost	66,199	19,523
Depreciation	429
Non-Operating Income	(379,554)
(increase)/decrease in current assets
Inventories	(48,953)
Accounts Receivable	1,009,820
Other Current Assets	(116,672)	(189,720)
(increase)/decrease in current liabilities
Contract and other payables	(15,239)	73,964
Net cash used in Operating Activities	1,274,470	(180,769)
Cash Flows from Investing Activities
Purchase of Property, Plant and Equipment	(3,116)
Net cash used in Investing Activities	(3,116)
Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note	237,273	200,000
Finance Cost	(66,199)	(19,523)
Proceeds/repayment of Bank Borrowings	311,385
Movement in shareholders current account	(1,783,279)
Net cash from financing activities	(1,300,820)	180,477

Net increase (decrease) in Cash	(29,466)	(292)
Consolidated Cash and cash equivalents at the beginning of the period	143,938	3,136
Consolidated Cash and cash equivalents at the end of the period	$114,472	$2,844

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: OUR HISTORY

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

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the receiver was appointed by the board to act on behalf of the Company and no court filings were ever made in connection with the receivership. On April 16, 2019, in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company and the board-appointed receivership was concluded. At that time Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. On August 31, 2020, Carsten Kjems Falk was appointed as CEO, and Paul C Quintal was on December 1, 2021, appointed as the sole director of the Company.

On April 11, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WikiSoft Acquisition Corp., a Delaware corporation which was then the Company’s wholly-owned subsidiary (“Merger Sub”) and WikiSoft Corp., a privately held Delaware corporation (“WikiSoft DE”). In connection with the closing of this merger transaction, Merger Sub merged with and into WikiSoft DE (the “Merger”) on April 24, 2019. Pursuant to the Merger, the Company acquired WikiSoft DE which then became its wholly owned subsidiary.

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

On March 9, 2023, we changed the SIC code of the Company to SIC 3590 - Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

On March 27, 2024, the Company signed a definitive Share Purchase Agreement with Al Shola Gas LLC (“ASG”). ASG is an Engineering and Distribution Company in the LPG Industry in the U.A.E. and was established in 1980. The company are one of the leading suppliers & contractors of LPG centralized pipeline systems. Al Sholas gas LLC has been consolidated as of Q1 2024.

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

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of QIND and all of its majority-owned or controlled subsidiary are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

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

Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition of Contract-based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Particulars	March 31, 2024 (unaudited)	March 31, 2023
Basic and diluted EPS*
Numerator
Net income/(loss)	758,440	(84,536)
Net Income attributable to common stockholders	206,690	(84,536)
Denominator
Weighted average shares outstanding	127,759,628	102,883,709
Number of shares used for basic EPS computation	127,759,628	102,883,709
Basic EPS	0.00	(0.00)
Number of shares used for diluted EPS computation*	128,009,628	102,883,709
Diluted EPS	0.00	(0.00)

*	Includes 250,000 issued warrants.

Income taxes

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740-10-50, “Income Taxes” (“ASC Topic 740”). This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard. Deferred tax assets have not been created the majority of the company’s income belongs to the subsidiary, which is registered in an income tax-free jurisdiction since any losses incurred cannot be utilized in the future, rendering deferred tax assets irrelevant, The profits of a foreign subsidiary corporation are ordinarily not subject to tax in the United States as in accordance with the general Internal Revenue Service rule, foreign subsidiaries are not considered U.S. corporations even if they are wholly owned.

Inventories

In accordance with ASC 330, the Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

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

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20 the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There was $114,472 and $2,844 in cash and cash equivalents as of March 31, 2024, and March 31, 2023, respectively.

NOTE 5. CURRENT ASSETS

Other Current Assets

Year	March 31, 2024 (unaudited)	December 31, 2023
Accrued Discount on Convertible notes	33,768	20,950
Buy Back Commitment	2,000,000	2,000,000
Related Party advances (ILUS)	436,988	333,133
Total other current assets	$2,470,756	$2,354,083

Accounts Receivables:

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

Accounts receivable arises from our subsidiary Al Shola Gas consolidated as of March 31, 2024. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience.

Accounts Receivables Ageing Al Shola Gas	March 31, 2024 (unaudited)
1-30 days	883,182
31-60 days	568,824
61-90 days	246,672
+90 days	1,001,148
Total	$2,669,826

Deposits, Prepayments, & Advances

Advances have been paid to the suppliers and subcontractors in the ordinary course of business for the procurement of specialized material and equipment required in the process of designing, engineering and installing Central Gas distribution and monitoring systems. The company is engaged in the design, engineering, supply and monitoring of Central Gas systems supplying and installing equipment such as pressure regulators, pipelines, safety equipment, tapping points, metering units, valves and storage tanks. To undertake these projects, the company is required to make upfront investments in materials and machinery. These projects involve many processes and take substantial time to complete.

Related party advances

As of March 31, 2024, and December 31, 2023, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a majority shareholder of the Company, of $436,988 and $333,133, respectively. These figures are related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to John-Paul Backwell 2,250,000 shares of our common stock with a grant date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

On May 4, 2023, the Company issued to Louise Bennett 500,000 shares of our common stock with a grant date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

On September 15, 2023, the Company issued to Nicolas Link 2,000,000 shares of our common stock pursuant to his employee contract with a grant date and fair market value of $0.27.

On September 15, 2023, the Company issued to John-Paul Backwell 2,000,000 shares of our common stock, pursuant to his employee contract, with a grant date and fair market value of $0.27.

On September 15, 2023, the Company issued to Carsten Kjems Falk 1,250,000 shares of our common stock, pursuant to his employee contract, with a grant date and fair market value of $0.27.

On September 15, 2023, the Company issued to Louise Bennett 350,000 shares of our common stock, pursuant to her employee contract, with a grant date and fair market value of $0.27.

NOTE 6. NON-CURRENT ASSETS

The company holds long-term investments of $1,500,000 as of March 31, 2024, and $6,500,000 as of December 31, 2023, respectively. These investments were made for the acquisition of Quality International. On April 1, 2024, the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and as amended on July 27, 2023. The loan agreements with Mahavir and Artelliq have been unwound with the cancellation of the agreement with Quality International and is not a liability by the Company as of March 31, 2024, reducing the Non-Current assets with $5,000,000 for the quarter.

The company is in the process of unwinding the remaining $1,500,000 of the transaction, with management aiming to recover the investment or parts of it. However, if recovery proves unattainable, the investment may need to be written off in the later.

Property, Plant & Equipment

Property, Plant and Equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. The estimated useful lives are as follows:

Property, Plant and Equipment	Years
Plant & Machinery	5 – 15
Vehicles	5 – 10
Furniture, Fixtures & Office Equipment	3 – 5

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

Depreciation

Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. Depreciation expense for the period ended March 31, 2024, belongs to Depreciation accounted for on Plant, Property and Equipment obtained as part of our subsidiary acquisition.

Accumulated depreciation & Carrying value

	Plant & Machinery	Furniture, Fixtures & Office Equipment	Vehicles	Total
Carrying value as of January 1, 2024	5,716	4,278	0	9,994
Addition during Q1 2024	3,116			3,116
Charged Depreciation Q1 2024	471	158		429
Carrying value March 31, 2024	8,561	4,120	0	12,681

NOTE 7. GOODWILL

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

The Company acquired 51% of Al Shola Gas LLC for $10,000,000 and now owns 51% of the Net Assets of Al Shola Gas. The Net Assets of Al Shola Gas were $2,989,421 on March 31, 2024, of which 1,524,605 (51%) is owned by QIND. The remaining 1,464,816 (49%) of the Net Assets are held by minority interest. The purchase price of $10,000,000 minus the Net Assets held by the company in Al Shola Gas equating to $8,475,395 is part of the Company’s Goodwill.

NOTE 8. CURRENT LIABILITIES

Other Current Liabilities

Other Current Liabilities as mentioned in the below table includes short term Liabilities.

Other Current Liabilities	March 31, 2024 (unaudited)	December 31, 2023
Salary Payable to CCO	59,834	52,354
Accrued Interest on Convertible note	194,818	154,032
Mahavir Loan	0	3,235,000
Artelliq loan	0	2,144,554
Payable Al Shola Gas	5,500,000
Current portion of Bank Borrowings	550,060
Provision Audit Review fee	33,000	29,500
Total	$6,337,712	$5,615,440

On July 27, 2023, our Company borrowed from Mahavir Investments Limited, the principal amount of $3,000,000 (the “Mahavir Loan”). The Mahavir Loan bears interest at 20% per annum and is payable in nine tranches. We have the right to prepay the Mahavir Loan at any time. The loan matures on April 30, 2024. The $3,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement.

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buy back agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement.

The loan agreements with Mahavir and Artelliq have been unwound with the cancellation of the agreement with Quality International and is not a liability by the Company as of March 31, 2024, including accrued interest.

The payable for the acquisition of Al Shola Gas with a total of $10,000,000 has a current part of $5,500,000 over the next 12 months.

Short-term Borrowings amounting to $550,060 as of March 31, 2024, is the current portion of bank borrowings in our subsidiary Al Shola Gas International.

Current Liabilities

Current liabilities with a total of $856,681 as of March 31, 2024, include Trade and Other Payables in our subsidiary Al Shola Gas International amounting to $689,394 as of March 31, 2024.

Al Shola Gas Accounts Payables Ageing	March 31, 2024 (unaudited)

0-30 days	46,756
31-60 days	106,828
61-90 days	47,347
+90 days	488,463
Total	689,394

NOTE 9. NON-CURRENT LIABILITIES

Other Non-Current Liabilities	March 31, 2024 (unaudited)	December 31, 2023
Convertible Notes	2,518,832	2,331,059
Long term Payable Al Shola Gas	4,500,000
Non-Current portion of Bank Borrowings	357,576
Employee end of Service Benefits	195,643
Total	$7,572,051	$5,331,059

The payable for the acquisition of Al Shola Gas with a total of $10,000,000 has a non-current part of $4,500,000 stretching beyond the next 12 months.

Long-term bank Borrowings amounting to $357,576 as of March 31, 2024, is the non-current portion of bank borrowings in our subsidiary Al Shola Gas International.

Employee end-of-service benefits in our subsidiary Al Shola Gas amounting to $195,643 as of March 31, 2024, are provided to employees, in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service.

Employee end of service benefits Al Shola Gas	March 31, 2024 (unaudited)
Balance at Beginning	154,261
Add: charge for the period	41,382
Less: Settlement for the period
Balance at the end of the period	195,643

Convertible Notes

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

On February 6, 2024, we issued a six-month convertible promissory note to Exchange Listing LLC in the principal amount of $35,000. The note is convertible into common stock at the rate of at a discount of thirty-five percent (35%) to the volume weight average trading (“VWAP”) of the Company’s common stock for the five (5) days before any conversion and bears 10% interest per annum.

On March 8, 2024, we issued a one-year convertible promissory note Jefferson Street Capital LLC in the principal amount of $118,367. The note is convertible into common stock at the rate of $0.35 and bears 7% interest per annum.

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

NOTE 10. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of March 31, 2024, and December 31, 2023, there were 128,026,503 and 127,129,694 shares of common stock issued and outstanding, respectively.

As of March 31, 2024, and December 31, 2023, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

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

On January 11, 2024, the Company issued 281,426 shares of our common stock to Jefferson Street Capital LLC for $15,000, pursuant to a convertible note signed on May 23, 2023.

On January 19, 2024, the Company issued 307,692 shares of our common stock to Jefferson Street Capital LLC for $15,000, pursuant to a convertible note signed on May 23, 2023.

On February 6, 2024, we issued a six-month convertible promissory note to Exchange Listing LLC in the principal amount of $35,000. The note is convertible into common stock at the rate of at a discount of thirty-five percent (35%) to the volume weight average trading (“VWAP”) of the Company’s common stock for the five (5) days before any conversion and bears 10% interest per annum.

On February 15, 2024, the Company issued 307,692 shares of our common stock for $15,000 to Jefferson Street Capital LLC, pursuant to a convertible note signed on May 23, 2023.

On March 12, 2024, we issued a convertible promissory note to 1800 Diagonal Lending LLC in the principal amount of $118,367 and with 13% interest. The total of $133,754 including interest is to be paid back in nine monthly payments of $14,861.56 until December 15, 2024.

NOTE 11. MINORITY INTEREST

The Company acquired 51% of Al Shola Gas LLC for $10,000,000 now owning 51% of the Net Assets of Al Shola Gas. The Net Assets of Al Shola Gas was $2,989,421 on March 31, 2024, of which 1,524,605 (51%) is owned by QIND. The remaining 1,464,816 (49%) of the Net Assets held by minority interest.

NOTE 12. OPERATING EXPENSES

General and Administrative Expenses	March 31, 2024 (unaudited)	March 31, 2023
Office Expenses	22,933
Human resource expenses	236,115
Repair & maintenance	11,987
Discount allowed	13,753
Rent & leases	34,549
Utilities	24,028
Fuel	52,700
Travelling	3,813
Management Remuneration ASG	90,252
Sponsor fees	14,702
Labor accommodation	13,885
Registration & Renewal Trade License	4,441
Rebate Against Utility Operations	68,903
G&A QIND*	32,856	34,609
Total	$624,917	$34,609

*	Stock-based compensation to staff for the quarter ended March 31, 2024, and 2023, was $0 and $0, respectively.

NOTE 13. NON-OPERATING EXPENSES

Other Non-Operating Expenses	March 31, 2024 (unaudited)	March 31, 2023
Discount on Convertible Notes	20,916	0
Conversion fees	4,500	0
Total	$25,416	$0

NOTE 14. NON-OPERATING INCOME

The Company Earned other income of $379,544 and $0 for the quarter ended March 31, 2024, and 2023, respectively. The gain for the three months ended March 31, 2024, was as a result of reversal of interest on loan agreements to Mahavir and Artelliq.

The table below presents the breakdown of non-Operating income:

Non-Operating income	March 31, 2024 (unaudited)	March 31, 2023
Reversal of Interest - Loan Agreements Mahavir & Artelliq	379,544	0
Total	$379,544	$0

Misc. Income:

NOTE 15. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50 the company lists events which are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on the future operations, and without disclosure of it, the financial statements would be misleading.

On April 26, 2024, we entered into an asset purchase agreement with Mr. Refer, the previous owner of the legacy business. Mr. Refer bought the intangible legacy assets of Wikisoft for a total consideration of 480,000 common stocks to Quality Industrial Corp. (“QIND”) with a fair market value of $0.10 per common stock. The shares have been returned to the treasury.

On May 7, 2024, the Company issued 416,141 shares of our common stock to Jefferson Street Capital LLC for $15,000, pursuant to a convertible note signed on May 23, 2023.

On May 13, 2024, the Company issued 150,000 shares of our common stock to Paul Keely for services with a fair market value of $0.07.

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

Overview

QIND is a Nevada Corporation which is majority-owned by ILUS. ILUS functions as QIND’s parent company, and as such it concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. QIND functions as the Industrial & Manufacturing subsidiary of ILUS.

Factors Affecting Our Performance

The primary factors affecting our results of operations include but not limited to:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the Russian invasion of Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand of our product range. The Industrial and Manufacturing sectors are impacted by the overall economic environment as addressed in the risk factors. Tenders can be withdrawn and lead times for the manufacturing can be affected which can result in cancellation of orders if not delivered on time.

Recent Developments

On March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an Engineering and Distribution Company in the LPG Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier. Al Shola Gas has been consolidated into the financials for the quarter ended March 31, 2024.

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the Purchase Agreement with Quality International was terminated by Quality International and subsequently the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The company is in the process of unwinding the transaction, with management aiming to recover the investment or parts of it. However, if recovery proves unattainable, the investment may need to be written off in the later years.

Planned Developments

In the first half of 2024, the Company will allocate resources to our subsidiary to increase efficiency, drive increased sales and positively impact their financial results. We also plan to invest in new vehicles for our subsidiary Al Shola Gas to increase their Bulk LPG supply, We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisition. The increase will be attributable to administrative and operating costs associated with our business activities.

We aim to hire a new Chief Financial Officer before a planned uplisting to a National Exchange through a merger, for which the company is currently in ongoing discussions with a National Exchange listed company.

Results of Operation for the Three Months Ended March 31, 2024, and 2023

Revenues

We earned $3,086,519 in revenue for the three months ended March 31, 2024, compared with $0 in revenue for the three months ended March 31, 2023. The increase in revenue is a result of revenue from our acquisition of Al Shola Gas.

Operating Expenses

Operating expenses increased from $65,013 for the three months ended March 31, 2023, to $673,310 for the three months ended March 31, 2023. Our operating expenses in Q1 2024 were mainly as a result of administrative and operating costs associated with the business activities of our subsidiary Al Shola Gas. Our operating expenses in Q1 2023, were mainly the result of Professional fees and operating expenses.

We anticipate that our operating expenses will increase as we undertake our expansion plan associated with operating business Al Shola Gas. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses & Income

We had other non-operating expenses of $92,044 for the three months ended March 31, 2024, as compared $19,523 in other expenses for the same period ended 2023. The increase in other operating expenses in Q1 2024, were mainly the result of Depreciation on Fixed assets and Interest on Convertible notes.

Non-Operating Income

We had other non-operating income of $379,554 for the three months ended March 31, 2024, as compared $0 for the same period ended 2023. Our other income in Q1 2024 was a result of reversal of interest payments on the loan agreements with Mahavir and Artelliq which has been unwound with cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred Net Income of $758,440 for the three months ended March 31, 2024, compared to a net loss of $84,536 for the three months ended March 31, 2023. The increase in Net Profit for the quarter ended March 31, 2024, is a result of Net Income from our acquisition of Al Shola Gas and reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $7,242,873 and total current liabilities of $7,194,393 which include the payable amount of $5,500,000 as part of the purchase consideration for the acquisition of our operating company, Al Shola Gas, which will be paid over the next 12 months. We had a positive working capital of $48,480 as of March 31, 2024. This compares with a working capital deficit of $3,425,442 as of December 31, 2023.

Operating activities provided $1,274,470 in cash for the three months ended March 31, 2024, as compared with $180,477 provided in cash for the three months ended March 31, 2023. Our positive operating cash flow for Q1 2023 was mainly the result of growth in core business activities being higher operating profit and in the accounts receivables.

Investing activities used $3,116 in cash for the three months ended March 31, 2024, as compared with $0 used in cash for the three months ended March 31, 2023. We expect our investing cash flow will grow upon uplist to a national exchange as result of investing in long-term assets for the company’s growth.

Financing activities used $1,300,820 in cash for the three months ended March 31, 2024, as compared with $180,769 in cash provided for the same period ended 2023. Our financing cash flow for Q1 2024 was mainly the result of Finance costs, proceeds from the issuance of convertible notes and movement in the shareholder’s current account.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Our critical accounting policies are disclosed in the Notes of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On March 31, 2024, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on March 31, 2024. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to the future periods’ results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
4.2*	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
10.1*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC, (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 2, 2024)
10.2**	Asset Purchase Agreement, dated April 26, 2024, with Rasmus Refer.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Incorporated by reference to the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	May 15, 2024

By:	/s/ John-Paul Backwell
John-Paul Backwell

Title:	Chief Executive Officer (principal executive and principal accounting and financial officer)