Form 10-Q
period 2024-06-30
Quality Industrial Corp.
filed 2024-08-19
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,775,419 common shares as of August 19, 2024.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Report”) including, but not limited to, the financial statements, related notes, and other information included herein has not been reviewed by the Company’s independent public accounting firm prior to the filing of this Report. On August 19, 2024, the Company engaged a new independent registered public accounting firm. The new independent registered public accounting firm will review this Form 10-Q and upon the completion of its review, the Company will file the requisite amendment to this Report.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023;

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2024, and 2023 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024, and 2023 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED//NOT REVIEWED)

	June 30, 2024 Not Reviewed	December 31, 2023 Audited
ASSETS
Current Assets
Cash	$101,243	$2,492
Inventory	1,104,220	-
Accounts Receivable	2,112,165	-
Deposits, Advances & Prepayments	552,044	-
Other Current Assets	2,000,000	2,000,000
Total Current Assets	5,869,672	2,002,492

Non-Current Assets
Related Party Receivables	1,836,396	333,133
Long Term Investments	-	6,500,000
Property and Equipment	85,129	-
Right-of-Use assets	204,182	-
Goodwill	8,479,222	-
Total Non-current Assets	10,604,929	6,833,133
Total Assets	16,474,601	8,835,625
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	894,307	166,577
Operating Lease Liabilities	69,604	-
Convertible Notes, net of discount	2,331,919	2,310,109
Notes payable - current	4,932,258	5,379,544
Other Current Liabilities	410,087	235,886
Total Current Liabilities	8,638,175	8,092,126

Non-Current Liabilities
Operating Lease Liabilities - Non-Current Portion	143,367	-
Notes payable – long-term	5,820,972	-
Total Long-Term Liabilities	5,964,339	0
Total Liabilities	14,602,514	8,092,126
Stockholders’ Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of June 30, 2024, and December 31, 2023, respectively	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 133,006,691 and 127,129,694 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	133,009	127,132
Additional paid-in capital	17,474,251	17,248,964
Accumulated Deficit	(16,295,628)	(16,632,597)
Noncontrolling interest	560,455	-
Total stockholders’ Equity	1,872,087	743,499
Total liabilities and stockholders’ Equity	$16,474,601	$8,835,625

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED//NOT REVIEWED)

	For the Three Months Ended			For the Six Months Ended
	30-Jun-24 Not Reviewed	30-Jun-23 Not Reviewed		30-Jun-24 Not Reviewed	30-Jun-23 Not Reviewed

Revenue	$3,317,206	$		$3,317,206	$

Cost of revenues	2,068,708		-	2,068,708		-

Gross profit	1,248,498		-	1,248,498		-

Operating expenses
Professional fees	34,178		81,956	82,571		112,360
General and administrative	791,252		753,358	828,608		787,705
Total operating expenses	825,430		835,314	911,179		900,065

Income (loss) from operations	423,068		(835,314)	337,319		(900,065)

Other (income) expenses
Interest expense	78,736		25,715	165,851		45,238
Other Income	(48,000)		721,192	(427,554)		721,192
Total other (income) expense, net	30,736		746,907	(261,703)		766,430

Net Income (Loss)	392,332		(1,582,221)	599,022		(1,666,495)
Less: net income attributable to noncontrolling interest	262,053		-	262,053		-
Net income (loss) attributable to QIND stockholders	130,279		(1,582,221)	336,969		(1,666,495)

Weighted average common shares outstanding	127,759,628		110,222,564	128,331,203		106,573,410

Net income (loss) per common share - basic and diluted	$0.00		(0.01)	0.00		(0.02)

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED//NOT REVIEWED)

For the Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	—	—	127,129,694	127,132	17,248,964		(16,632,597)	743,499
Common stock issued for conversion of notes	—	—	896,809	897	48,603	—		49,500
Minority Interest	—	—	—	—	—	1,464,816	—	1,464,816
Net Income	—	—	—	—	—	0	206,690	206,690
Balance, March 31, 2024	—	—	128,026,503	128,029	17,297,567	1,464,816	(16,425,907)	2,464,505
Common stock issued for services	—	—	650,000	650	48,975	—	—	49,625
Common stock issued as commitment fees	—	—	500,000	500	23,676	—	—	24,176
Common stock issued for conversion of notes and accrued interest	—	—	4,310,186	4,310	151,533	—	—	155,863
Cancellation of shares for transfer of assets	—	—	(480,000)	(480)	(47,520)	—	—	(48,000)
Minority Interest	—	—				(1,166,414)		(1,166,414)
Net Income	—	—				262,053	130,279	392,332
Balance, June 30, 2024 Not Reviewed			133,006,691	133,009	17,474,251	560,455	(16,295,628)	1,872,087

For the Six Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	—	—	102,883,709	102,886	12,174,975	(12,470,800)	(192,939)
Common stock issued for cash	—	—	—	—	—	—	—
Imputed Interest	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(84,274)	(84,274)
Balance, March 31, 2023	—	—	102,883,709	102,886	12,174,975	(12,555,074)	(277,213)
Common stock issued for services			1,693,256	1,693	721,042		722,735
Common stock issued as staff compensation			10,000,000	10,000	711,000		721,000
Net Income						(1,582,221)	(1,582,221)
Balance, June 30, 2023	—	—	114,576,965	114,579	13,607,017	(14,137,295)	(415,699)

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED//NOT REVIEWED)

	June 30, 2024 Not Reviewed	June 30, 2023 Not Reviewed
Cash flows from operating activities
Net income (loss)	599,022	(1,666,495)

Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	17,553	-
Noncash lease expense	17,948	-
Amortization of debt discount	24,722	-
Issuance of common stock for services	49,625	1,432,042
Gain on noncash sale of assets	(48,000)	-
Gain on accrued interest forgiven	(379,554)	-
Change in noncontrolling interest	(1,162,738)	-
Changes in Assets and Liabilities, net
Accounts receivable	587,661	(347,342)
Inventory, net	211,717
Deposits	(456)
Accounts payable and accrued expenses	(157,306)
Other current liabilities	174,201	99,390
Operating lease liabilities	(16,388)
	(81,993)	(482,406)
Cash flows from investing activities
Cash acquired in business combination	111,767	-
Advance to Parent	3,263
Net change in non-current assets and liabilities	-	470,000

Net cash provided by investing activities	108,504	470,000

Cash flows from financing activities

Repayments of notes payable	(154,407)	11,693
Proceeds from convertible notes payable	459,520
Repayments on convertible notes payable	(232,873)	-
Net cash generated from financing activities	72,240	11,693

Net increase/(decrease) in cash	98,751	(713)

Cash at the beginning of the period	2,492	3,136
Cash at end of the period	101,243	2,423

Supplemental cash flow information
Income taxes paid	$-	$-
Interest expense paid	$97,520	$-

Noncash Investing and Financing Activities:
Acquired assets and assumed liabilities with note payable	10,000,000	$-
Cancellation of debt and investment	5,000,000	$-
Issuance of related party receivable for investment cancellation	1,500,000	$-
Debt converted to shares of common stock	205,363	$-
Issuance of commitment fee shares and debt discounts	24,176	$-

The accompanying notes are an integral part of these unaudited/not reviewed consolidated financial statements.

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

On March 27, 2024, the Company signed a definitive Share Purchase Agreement with Al Shola Gas LLC (“ASG” or the “ASG Acquisition”). ASG is an Engineering and Distribution Company in the LPG Industry in the U.A.E. and was established in 1980. The company are one of the leading suppliers & contractors of LPG centralized pipeline systems. Al Sholas gas LLC has been consolidated since acquired on March 27, 2024.

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. Quality International Co Ltd FZC is no longer consolidated with our financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of QIND, and all of its majority-owned and controlled subsidiary are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). The accounts of ASG have been included since acquired on March 27, 2024. All significant inter-company accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of Quality Industrial Corp. as of and for the year ended December 31, 2023, filed with the SEC on April 8, 2024. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year or for future periods.

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

Accounts receivable

Accounts receivables are recorded at the invoice amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience and future economic and market conditions.

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

Depreciation expense for the three months ended June 30, 2024, and 2023 was $37,555 and $0, respectively. Depreciation expense for the six months ended June 30, 2024, and 2023 was $37,555 and $0, respectively.

Deposits

Advances have been paid to the suppliers and subcontractors in the ordinary course of business for the procurement of specialized material and equipment required in the process of designing, engineering and installing Central Gas distribution and monitoring systems. The Company is engaged in the design, engineering, supply and monitoring of Central Gas systems supplying and installing equipment such as pressure regulators, pipelines, safety equipment, tapping points, metering units, valves and storage tanks. To undertake these projects, the Company is required to make upfront investments in materials and machinery. These projects involve many processes and take substantial time to complete. We estimate that the deposit will be utilized in the next 12 months, however, some will only be returned upon cancellation such as office lease deposit, internet and utilities.

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas amounting to $129,412 as of June 30, 2024, are provided to employees, in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.
Employee end of service benefits Al Shola Gas	June 30, 2024 (unaudited)
Balance at Beginning	154,261
Add: charge for the period	82,764
Less: Settlement for the period	(107,613)
Balance at the end of the period	129,412

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

On March 27, 2024, the Company acquired 51% of Al Shola Gas LLC for $10,000,000 and now owns 51% of the Net Assets of Al Shola Gas. The net assets of Al Shola Gas were $2,981,918 on March 31, 2024, of which $1,520,778 (51%) is owned by QIND. The remaining $1,461,140 (49%) of net assets are held by a minority interest or noncontrolling interest. The purchase price of $10,000,000 minus the net assets held by the Company in Al Shola Gas equating to $8,479,222 is part of the Company’s Goodwill. The noncontrolling interest has been presented separately on the accompanying consolidated balance sheet and statement of operations.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Particulars	Three Months Ended June 30, 2024 (unaudited)	Three Months Ended June 30, 2023 (unaudited)	Six Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2023 (unaudited)
Basic and diluted EPS*
Numerator
Net income/(loss)	392,332	(1,666,495)	599,022	(1,582,221)
Net Income attributable to common stockholders	130,279	(1,666,495)	336,969	(1,582,221)
Denominator
Weighted average shares outstanding	128,547,368	106,573,410	128,547,368	110,222,564
Number of shares used for basic EPS computation	128,547,368	106,573,410	128,547,368	110,222,564
Basic EPS	0.00	(0.01)	0.00	(0.01)
Number of shares used for diluted EPS computation*	133,256,691	106,823,410	133,256,691	110,472,564
Diluted EPS	0.00	(0.01)	0.00	(0.01)

*	Includes 250,000 issued warrants.

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

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Lease liabilities

The Company accounts for leases under ASC Topic 842, Leases (Topic 842). Under Topic 842, at the commencement date of the lease, the Company recognizes lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate, and amounts expected to be paid under residual value guarantees. The lease payments also include, if any, the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating a lease, if the lease term reflects the Company exercising the option to terminate.

The variable lease payments that do not depend on an index or a rate are recognized as expenses in the period on which the event or condition that triggers the payment occurs.

In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments, or a change in the assessment to purchase the underlying asset.

The Company’s subsidiary, Al Shola Gas, has entered into commercial vehicles. These leases generally have a lease term of 4 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with terms of 12 months or less which the Company has elected to not apply Topic 842 to short-term leases.

The Company has a Lease arrangement for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company determines if an arrangement is or contains a lease at contract inception and recognizes an ROU asset and a lease liability based on the present value of fixed, and certain index-based lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made.

The Company generally uses its incremental borrowing rate as the discount rate for measuring its lease liabilities, as the Company cannot determine the interest rate implicit in the lease because it does not have access to certain lessor-specific information. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have significant finance leases. The Company has elected not to separate payments for lease components from payments for non-lease components for all classes of leases.

When accounting for finance leases in accordance with ASC 842, entity recognizes interest on the lease liability and amortization of the ROU asset in the income statement and classify payments of the principal portion of the lease liability as financing activities and payments of interest on the lease liability as operating activities.

Reclassifications

Certain reclassifications have been made to the December 31, 2023, balance sheet to conform to the June 30, 2024, presentation. These reclassifications had no impact on the net loss or loss per share as previously reported.

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

NOTE 4. CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2024, and December 31, 2023. There was $101,243 and $2,423 in cash and cash equivalents as of June 30, 2024, and June 30, 2023, respectively.

	June 30, 2024	December 31, 2023

Cash and Cash Equivalents
Cash in hand	78,191	2,389
Cash at bank	23,052	103
Total	$101,243	$2,492

NOTE 5: RELATED PARTY TRANSACTIONS

Related party advances

As of June 30, 2024, and December 31, 2023, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a majority shareholder of the Company, of $1,866,396 and $333,133, respectively. As of June 30, 2024, $366,396 are related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms after that unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum. The remaining $1,500,000 relates to an asset purchase agreement the Company signed on June 21, 2024, with Ilustrato Pictures International Inc. to acquire the long-term investment of $1,500,000 in Quality International. ILUS has agreed to reimburse the Company for the $1,500,000 invested into Quality International that was subsequently canceled and not returned.

On May 14, 2024, the Company issued 500,000 fully vested shares of our common stock to John-Paul Backwell pursuant to his employment contract with a grant date as of May 14, 2024, and a fair market value of $36,500 based on the market price of our common stock on the date of grant.

NOTE 6. NOTES PAYABLE

On July 27, 2023, our Company borrowed from Mahavir Investments Limited, the principal amount of $3,000,000 (the “Mahavir Loan”). The Mahavir Loan bore interest at 20% per annum, payable in nine tranches. We had the right to prepay the Mahavir Loan at any time. The loan matured on April 30, 2024. The $3,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement in connection with an investment.

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buyback agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement.

The loan agreements with Mahavir and Artelliq were unwound with the cancellation of the agreement with Quality International and was not an obligation of the Company as of March 31, 2024, including accrued interest. The liability balances were charged against the investment as part of the cancellation with Quality International on April 1, 2024.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement. Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

In connection with the ASG Acquisition, we acquired bank debt totaling approximately $907,000. As of June 30, 2024, total borrowings outstanding are $753,230, of which $320,972 is considered current and the remaining $432,258 long-term.

NOTE 7. CONVERTIBLE NOTES

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

On March 17, 2023, the Company issued a two-year convertible promissory note in the principal amount of $200,000 to RB Capital Partners Inc. The Note bears interest at 7% per annum. The Company has the right to repay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one-year convertible promissory note in the principal amount of $220,000 (the “Jefferson Note”). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. During the six months ended June 30, 2024, the lender elected to convert an aggregate of $100,000 of principal into 2,697,315 shares of common stock.

On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. The note has been repaid.

On August 15, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. The note has been repaid.

On June 16, 2023, the Company issued to Sky Holdings Ltd. a six-month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. On May 16, 2024, the promissory note was amended to have a conversion price equal to $0.0375 per share. During the six months ended June 30, 2024, the lender elected to convert $77,000 of principal and $35,863 of accrued interest into 3,009,680 shares of common stock at a conversion price of $.0375.

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

On December 20, 2023, the Company issued a one-year convertible promissory note in the principal amount of $100,000 to Sean Levi. This Convertible Promissory Note (the “Note”) shall bear a minimum of Twenty percent (20%) interest which will be payable within 5 business days from when the company receives the IPO funding, and thereafter Fifteen percent (15%) per annum will be charged. The Note is for 1 year and cannot be converted until (6) months from the date first written above has passed. Fifty Percent (50%) of the value of this note in commitment shares to be issued at a 25% discount to the IPO price. These shares are to be issued upon uplist to the NYSE and must be held for six (6) months. If QIND does not uplist, then Holder will be issued 200% of the value of this note in QIND stock listed on the OTC Markets. Upon payment in full of the principal, this Note shall be surrendered to the Company for cancellation.

On January 18, 2024, we issued a convertible promissory note 1800 Diagonal Lending LLC in the principal amount of $174,867 and a one-time interest charge of $22,732. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $21,955 (a total payback to the Holder of $197,599). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days before the Conversion Date.

On February 6, 2024, we issued a six-month convertible promissory note to Exchange Listing LLC in the principal amount of $35,000. The note is convertible into common stock at the rate of at a discount of thirty-five percent (35%) to the volume weight average trading (“VWAP”) of the Company’s common stock for the five (5) days before any conversion and bears 10% interest per annum. The maturity date shall be the earlier of (i) six (6) months from the Issue Date or upon completion of a listing of the Company on a Senior Exchange.

On March 12, 2024, we issued a convertible promissory note to 1800 Diagonal Lending LLC in the principal amount of $118,367 and a one-time interest charge of $15,387. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $14,861.56 commencing April 15, 2024 (a total payback to the Holder of $133,754). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

On May 21, 2024, we issued a one-year convertible promissory note Jefferson Street Capital LLC in the principal amount of $71,500, with equal consecutive payments due monthly beginning on October 21, 2024, that is five (5) months from the Issue Date with the final payment due on February 21, 2025. The note is convertible into common stock at the rate of $0.03 and bears 10% interest per annum. The promissory note required 500,000 commitment shares to be issued. The relative fair value of these commitment shares of $24,179 was recorded as a debt discount and increase to additional paid-in capital. The discount will be amortized into interest expense over the term of the promissory note. As of June 30, 2024, the unamortized discount was approximately $21,000.

Certain convertible notes include original issuance discounts or other issuance type costs resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the three and six months ended June 30, 2024, amortization related to these discounts totaled $3,807 and $20,916, respectively, which has been reflected within interest expense on the consolidated statements of operations. As of June 30, 2024, total unamortized debt discounts was $43,640 which has been presented net of the convertible notes on the accompanying consolidated balance sheet.

A summary of these outstanding convertible notes and accrued interest is summarized below:

Debt & Interest Payable

Lender	Date of Issue	Maturity Date	Principal Amount	Paid	Converted	Outstanding	Interest

RB Capital Partners Inc.	3 Aug 2022	3 Aug 2022	1,100,000			1,100,000	171,169
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000			200,000	18,091
Jefferson	23 May 2023	30 Jun 2024	220,000		100,000	120,000	10,852
Sky Holdings	16 Jun 2023	30 Jun 2024	550,000		77,000	473,000	19,408
RB Capital Partners Inc.	21 Dec 2023	20 Dec 2024	100,000			100,000	5,275
Sean Levi	8 Jan 2024	8 Jan 2025	100,000			100,000	9,560
Exchange Listing LLC	6 Feb 2024	5 Aug 2024	35,000			35,000	1,398
1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	174,867	77,690		97,177	10,250
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	118,367	39,456		78,911	4,654
Jefferson	21 May 2024	21 Feb 2025	71,500			71,500	786

Less: Interest Paid							(47,234)
Total			2,669,734	117,146	177,000	2,375,588	204,209

Discount on Convertible Notes

Lender	Date of Issue	Maturity Date	Discount

1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	$20,117
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	13,617
Jefferson	21 May 2024	21 Feb 2025	6,500
Jefferson Capital (JC)	21 May 2024	21 Feb 2025	24,179

Less: Amortized			(20,773)

Balance as of June 30, 2024			$43,640

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2024, and December 31, 2023, there were 133,006,691 and 127,129,694 shares of common stock issued and outstanding, respectively.

As of June 30, 2024, and December 31, 2023, there were 0 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

For the six months ended June 30, 2023:

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

On May 8, 2023, the Company issued to Exchange Listing LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NYSE with a grant date and fair value of the award, at $0.41 pursuant to a share purchase agreement signed on April 19, 2023.

On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant date and fair value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

For the six months ended June 30, 2024:

On January 11, 2024, the Company issued 281,426 shares of our common stock to Jefferson Street Capital LLC for the conversion of $15,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 23, 2023.

On January 19, 2024, the Company issued 307,692 shares of our common stock to Jefferson Street Capital LLC for the conversion of $15,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 23, 2023.

On February 15, 2024, the Company issued 307,692 shares of our common stock for the conversion of $15,000 of principal and $1,500 of conversion fees to Jefferson Street Capital LLC, pursuant to a convertible note signed on May 23, 2023.

On April 26, 2024, we entered into an asset purchase agreement with Mr. Refer, the previous owner of the legacy business. Mr. Refer bought the intangible legacy assets of Wikisoft for a total consideration of 480,000 common stocks to Quality Industrial Corp. (“QIND”) with a fair market value of $0.10 per common stock or $48,000. The shares were returned to the treasury. The legacy assets had no book value; therefore, we have recognized a gain of $48,000 related to this asset purchase.

On May 7, 2024, the Company issued 416,141 shares of our common stock to Jefferson Street Capital LLC for the conversion of $15,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 23, 2023.

On April 30, 2024, the Company issued 150,000 fully vested shares of our common stock to Paul Keely for services with a fair market value of $13,125 based on the market price of our stock on the date of grant

On May 14, 2024, the Company issued 500,000 fully vested shares of our common stock to John-Paul Backwell, our CEO, pursuant to his employment contract with a fair market value of $36,500 based on the market price of our stock on the date of grant.

On June 3, 2024, the Company issued 500,000 commitment shares of our common stock to Jefferson Street Capital, pursuant to a convertible note signed on May 21, 2024, with a relative fair value of $24,179

On June 5, 2024, the Company issued 884,365 shares of our common stock to Jefferson Street Capital LLC for the conversion of $25,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 20, 2024.

NOTE 9. OPERATING LEASES

As disclosed in Note 10, we acquired 51% of the outstanding shares of ASG on March 27, 2024. In connection with this acquisition, we acquired right-of-use assets of $222,730 and operating lease liabilities of $229,359 associated with lease agreements with a term extending beyond twelve months for vehicles. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. During the three and six months ended June 30, 2024, we recognized rent expense of $3,367.

The following is a summary of future lease payments required under the lease agreements:

	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	Total
Year 2024	2,411	2,851	3,496	8,747	7,358	4,423	2,452	2,008	33,747
Year 2025	4,404	6,055	8,879	18,576	15,627	9,393	5,207	4,265	72,405
Year 2026	4,770	6,558	9,616	20,118	16,924	10,173	2,295	1,120	71,572
Year 2027	1,676	4,074	6,850	8,868	7,460	6,320	0	0	35,247
Total	13,261	19,538	28,839	56,308	47,368	30,308	9,955	7,393	212,971

Supplemental Information

Weighted average remaining lease term (in years)	2.76
Weighted average discount rate	8%

NOTE 10. BUSINESS COMBINATION DISCLOSURE

In Accordance with ASC 805-10-50, ASC 805-30-50, and ASC 805-10-25-6

On March 27, 2024, QIND entered into a definitive Stock Purchase Agreement with the shareholders of AL SHOLA AL MODEA GAS DISTRIBUTION L.L.C to acquire 51% of the shares, a United Arab Emirates headquartered company (“ASG” or “AL SHOLA GAS”). AL SHOLA GAS is a revenue-generating company in the business of gas system installation and gas supply for commercial and domestic consumers.

QIND acquired majority ownership of AL SHOLA GAS, effective as of March 27, 2024, resulting in, AL SHOLA GAS becoming a subsidiary, in a transaction accounted for as a business combination. The Company and its auditors considered all pertinent facts pursuant to ASC 805-10-25-6 that the Share Purchase Agreement signing date is the acquisition date of the company, with the value of $10,000,000 and the payment plan outlined in the agreement. Pursuant to the terms of the Share Purchase Agreement, QIND will occupy two non-paid board seats including Chairman of the Board of Al Shola Gas and there shall be one other non-paid board seat for existing Al Shola Gas shareholders. QIND obtained immediate control with the execution of the Agreement. Full operational control will be retained by existing shareholders and management unless the new Board of Directors determines otherwise due to a breach of the Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the Agreement which will be decided and approved by the new Board of Directors of the Company.

The audited pro forma financial statements of AL SHOLA GAS for the periods ended December 31, 2023, have been filed through 8-K on June 7, 2024. The acquired business contributed revenues of $10,839,209 and earnings of $(2,370,229) in total consisting of $(4,161,797) to parent company QIND and $1,791,568 to the shareholders of AL SHOLA GAS respectively, for the year ended December 31, 2023.

In accordance with ASC 805-30-50-1 (b) and ASC 805-20-50-1(c), the following table summarizes the consideration transferred to acquire AL SHOLA GAS and the amounts of identified assets acquired, and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in AL SHOLA GAS at the acquisition date:

The Payment Schedule signed on March 27, 2024, outlines a series of payment requirements as follows:

●	Tranche 1: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement.

●	Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	June 30, 2024	March 31, 2024
Total	0	0

As of June 30, 2024, $10,000,000 payable to the shareholders of AL SHOLA GAS was outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,036)
Lease liabilities	(229,359)
Bank borrowings	(907,637)
Total identifiable net assets	$2,981,918
Non-Controlling Share (49%)	1,461,140
Parent Share (51%)	1,520,778
Goodwill	$8,479,222

During the quarter ended March 31, 2024, we consolidated this acquired business since January 1, 2024, rather than since the acquisition date of March 27, 2024. The impact on our March 31, 2024, results would have resulted in revenue of $3,086,519 cost of revenues of $1,942,279, net income available of $488,083, and earnings per share of $0.00.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

On July 3, 2024, we issued a convertible promissory note 1800 Diagonal Lending LLC in the principal amount of $179,400. A one-time interest charge of thirteen percent with a total of $23,322 was applied on the Issuance Date. The first payment shall be due August 15, 2024, with eight subsequent payments due on the 15th of each month thereafter. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $22,524.67 (a total payback to the Holder of $202,722). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

On July 9, 2024, the Company issued 884,365 shares of our common stock to Jefferson Street Capital LLC for the conversion of $25,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 20, 2024.

On August 9, 2024, the Company issued 884,365 shares of our common stock to Jefferson Street Capital LLC for the conversion of $25,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 20, 2024.

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

Overview

QIND is a Nevada Corporation that is majority-owned by ILUS. ILUS functions as QIND’s parent company, and as such it concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. QIND functions as the Industrial & Manufacturing subsidiary of ILUS.

Factors Affecting Our Performance

The primary factors affecting our results of operations include but are not limited to:

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

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the Purchase Agreement with Quality International was terminated by Quality International and subsequently, the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The company is in the process of unwinding the remaining part of the transaction consisting of $2M buy-back commitment, with management aiming to recover the investment or parts of it. However, if recovery proves unattainable, the investment may need to be written off.

On May 23, 2024, Quality Industrial Corp. entered into a binding term sheet with Actelis Networks, Inc, a Delaware corporation traded on the NASDAQ under the symbol ASNS, pursuant to which Actelis will acquire between 61% to 75% of the issued and outstanding shares of the Company’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. However, on July 19, 2024, we agreed to extend the non-solicitation and no-shop periods provided in the Term Sheet until August 2, 2024, unless mutually terminated earlier by the parties. On August 2, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until August 16, 2024, unless mutually terminated earlier by the parties. On August 16, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until August 30, 2024, unless mutually terminated earlier by the parties.

Planned Developments

In the second half of 2024, the Company will allocate resources to our subsidiary to increase efficiency, drive increased sales and positively impact their financial results. We also plan to invest in new vehicles for our subsidiary Al Shola Gas to increase their Bulk LPG supply. We anticipate that our operating expenses will increase as we undertake our expansion plan associated with our acquisition. The increase will be attributable to administrative and operating costs associated with our business activities.

Results of Operation for the Three and Six Months Ended June 30, 2024, and 2023

Revenues

We earned $3,317,206 in revenue for the three and six months ended June 30, 2024, compared with $0 in revenue for the three and six months ended June 30, 2023. The increase in revenue is a result of revenue from our acquisition of Al Shola Gas in the second quarter of 2024.

Operating Expenses

Operating expenses decreased from $825,430 for the three months ended June 30, 2024, compared to $825,608 for the three months ended June 30, 2023. Operating expenses increased from $911,179 for the six months ended June 30, 2023, compared to $900,0675 for the six months ended June 30, 2023.

Our operating expenses for the three and six month ended June 30, 2024, were mainly as a result of administrative and operating costs associated with the business activities of our subsidiary Al Shola Gas. Our operating expenses for the three and six month ended June 30, 2023, were mainly the result of issuance of shares to our management.

We anticipate that our operating expenses will increase as we undertake our control plan associated with operating business Al Shola Gas. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses

We had other non-operating expenses of $78,736 for the three months ended June 30, 2024, compared to $746,907 for the three months ended June 30, 2023. Non-operating expenses decreased from $766,430 for the six months ended June 30, 2023, to $165,851 for the six months ended June 30, 2024.

Our non-operating expenses for the three and six month ended June 30, 2024, compared to the same periods in 2023, were higher due to stock issued discount and interest of debts but were offset due to issuance of shares for services for the same period last year.

Our Interest on Convertible notes for the three and six month ended June 30, 2024, compared to the same periods in 2023 increased. The management plan to pay off some or all of the notes with an intended uplist to NASDAQ.

Non-Operating Income

We had other non-operating income of $48,000 for the three months ended June 30, 2024, as compared $0 for the same period ended 2023, due to purchase of intangible legacy assets from the previous owner Mr. Refer. We had other non-operating income of $427,554 for the six months ended June 30, 2024, as compared $0 for the same period ended 2023. Our other income for the six months ended June 30, 2024, was a result of reversal of interest payments on the loan agreements with Mahavir and Artelliq in the first quarter which has been unwound with cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred Net Income of $392,332 for the three months ended June 30, 2024, compared to a net loss of $1,582,221 for the three months ended June 30, 2023. We incurred Net Income of $599,022 for the six months ended June 30, 2024, compared to a net loss of $1,666,757 for the six months ended June 30, 2023.

The increase in Net Profit for the three and six month ended June 30, 2024, is a result of Net Income from our acquisition of Al Shola Gas’ Net Profit in the second quarter and reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $5,869,672 and total current liabilities of $8,638,175 We had a working capital deficit of $2,768,503 as of June 30, 2024. This compares with a working capital deficit of $6,089,634 as of December 31, 2023.

Operating activities provided $(81,993) in cash for the six months ended June 30, 2024, as compared with $(482,406) used in cash for the six months ended June 30, 2023.

Investing activities used $108,504 in cash for the three months ended June 30, 2024, as compared with $470,000 used in cash for the six months ended June 30, 2023. We expect our investing cash flow will grow upon uplist to a national exchange as result of investing in long-term assets for the company’s growth.

Financing activities used $72,240 in cash for the three months ended June 30, 2024, as compared with $11,693 in cash provided for the same period ended 2023. Our financing cash flow for Q2 2024 was mainly the result of Finance costs, proceeds from the issuance of convertible notes and movement in the shareholder’s current account.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Our critical accounting policies are disclosed in the Notes of our unaudited financial statements included in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
4.2*	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
4.3**	Convertible Promissory Note, dated May 21, 2024, with Jefferson Street Capital LLC.
4.4**	Amended Convertible Promissory Note, dated May 16, 2024, with Sky Holdings Ltd.
4.5**	Convertible Promissory Note, dated July 3, 2024, with 1800 Diagonal Lending LLC
10.1*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC.
10.2*	Asset Purchase Agreement, dated April 26, 2024, with Rasmus Refer.
10.3**	Stock Purchase Agreement, dated May 21, 2024, with Jefferson Street Capital LLC.
10.4**	Asset Purchase Agreement, dated June 21, 2024, with Ilustrato Pictures International Inc.
23.1**	Audit review report Al shola Gas, by NBN Auditing of Accounts, dated August 9, 2024
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed previously

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	August 19, 2024

By:	/s/ John-Paul Backwell
John-Paul Backwell

Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy

Title:	Chief Financial Officer (principal accounting, and financial officer)