Form 10-Q/A
period 2024-06-30
Quality Industrial Corp.
filed 2024-09-12
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 134,775,419 common shares as of September 12, 2024.

EXPLANATORY NOTE

On August 19, 2024, the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Report”) including, but not limited to, the financial statements, related notes, and other information. This Report was not reviewed by the Company’s independent public accounting firm prior to its filing. On August 19, 2024, the Company engaged a new independent registered public accounting firm. The new independent registered public accounting firm has reviewed this Report and therefore the Company is filing this requisite amendment.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023;

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2024, and 2023 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024, and 2023 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024 Unaudited	December 31, 2023 Audited
ASSETS
Current Assets
Cash	$101,243	$2,492
Inventory	1,104,220	-
Accounts Receivable	2,112,165	-
Deposits, Advances & Prepayments	552,044	-
Other Current Assets	2,000,000	2,000,000
Total Current Assets	5,869,672	2,002,492

Non-Current Assets
Related Party Receivables	1,866,551	333,133
Long Term Investments	-	6,500,000
Property, Plant and Equipment	85,129	-
Right-of-Use assets	204,182	-
Goodwill	8,479,222	-
Total Non-current Assets	10,635,084	6,833,133
Total Assets	16,504,756	8,835,625
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	894,307	166,577
Related Party Payable	30,155	-
Operating Lease Liabilities	69,604	-
Convertible Notes, net of discount	2,331,919	2,310,109
Notes payable - current	4,932,258	5,379,554
Other Current Liabilities	453,976	235,886
Total Current Liabilities	8,712,219	8,092,126

Non-Current Liabilities
Operating Lease Liabilities - Non-Current Portion	143,367	-
Notes payable – long-term	5,820,972	-
Total Long-Term Liabilities	5,964,339	0
Total Liabilities	14,676,558	8,092,126
Stockholders’ Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of as of June 30, 2024, and December 31, 2023, respectively	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 133,006,691 and 127,129,694 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	133,009	127,132
Additional paid-in capital	17,474,251	17,248,964
Accumulated Deficit	(16,318,012)	(16,632,597)
Noncontrolling interest	538,950	-
Total stockholders’ Equity	1,828,198	743,499
Total liabilities and stockholders’ Equity	$16,504,756	$8,835,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended			For the Six Months Ended
	30-Jun-24 Unaudited	30-Jun-23 Unaudited		30-Jun-24 Unaudited	30-Jun-23 Unaudited

Revenue	$3,317,206	$		$3,317,206	$

Cost of revenues	2,068,708		-	2,068,708		-

Gross profit	1,248,498		-	1,248,498		-

Operating expenses
Professional fees	34,178		81,956	82,571		112,360
General and administrative	791,252		753,358	828,608		787,705
Total operating expenses	825,430		835,314	911,179		900,065

Income (loss) from operations	423,068		(835,314)	337,319		(900,065)

Other (income) expenses
Interest expense	78,736		25,715	165,851		45,238
Other Income	(48,000)		721,192	(427,554)		721,192
Total other (income) expense, net	30,736		746,907	(261,703)		766,430

Net Income (Loss) before Provision of Income Tax	392,332		(1,582,221)	599,022		(1,666,495)
Corporate Income Tax	43,889			43,889
Net Income (Loss)	348,443		(1,582,221)	555,133		(1,666,495)
Less: net income attributable to noncontrolling interest	240,548		-	240,548		-
Net income (loss) attributable to QIND stockholders	107,895		(1,582,221)	314,585		(1,666,495)

Weighted average common shares outstanding	127,759,628		110,222,564	128,331,203		106,573,410

Net income (loss) per common share - basic and diluted	$0.00		(0.01)	0.00		(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	—	—	127,129,694	127,132	17,248,964		(16,632,597)	743,499
Common stock issued for conversion of notes	—	—	896,809	897	48,603	—		49,500
Minority Interest	—	—	—	—	—	1,464,816	—	1,464,816
Net Income	—	—	—	—	—	0	206,690	206,690
Balance, March 31, 2024	—	—	128,026,503	128,029	17,297,567	1,464,816	(16,425,907)	2,464,505
Common stock issued for services	—	—	650,000	650	48,975	—	—	49,625
Common stock issued as commitment fees	—	—	500,000	500	23,676	—	—	24,176
Common stock issued for conversion of notes and accrued interest	—	—	4,310,186	4,310	151,533	—	—	155,863
Cancellation of shares for transfer of assets	—	—	(480,000)	(480)	(47,520)	—	—	(48,000)
Minority Interest	—	—				(1,166,414)		(1,166,414)
Net Income	—	—				240,548	107,895	348,443
Balance, June 30, 2024			133,006,691	133,009	17,474,251	538,950	(16,318,012)	1,828,198

For the Six Months Ended June 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	—	—	102,883,709	102,886	12,174,975	(12,470,800)	(192,939)
Common stock issued for cash	—	—	—	—	—	—	—
Imputed Interest	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(84,274)	(84,274)
Balance, March 31, 2023	—	—	102,883,709	102,886	12,174,975	(12,555,074)	(277,213)
Common stock issued for services			1,693,256	1,693	721,042		722,735
Common stock issued as staff compensation			10,000,000	10,000	711,000		721,000
Net Income						(1,582,221)	(1,582,221)
Balance, June 30, 2023	—	—	114,576,965	114,579	13,607,017	(14,137,295)	(415,699)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	June 30, 2024 Unaudited	June 30, 2023 Unaudited
Cash flows from operating activities
Net income (loss)	555,133	(1,666,495)

Adjustment to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	17,553	-
Noncash lease expense	17,948	-
Amortization of debt discount	24,722	-
Issuance of common stock for services	49,625	1,432,042
Gain on noncash sale of assets	(48,000)	-
Gain on accrued interest forgiven	(379,554)	-
Change in noncontrolling interest	(1,162,738)	-
Changes in Assets and Liabilities, net
Accounts receivable	587,661	(347,342)
Inventory, net	211,717
Deposits	(456)
Accounts payable and accrued expenses	(157,306)
Other current liabilities	218,090	99,389
Operating lease liabilities	(16,388)
	(81,993)	(482,406)
Cash flows from investing activities
Cash acquired in business combination	111,767	-
Advance to Parent	3,263
Net change in non-current assets and liabilities	-	470,000

Net cash provided by investing activities	108,504	470,000

Cash flows from financing activities

Repayments of notes payable	(154,407)	11,693
Proceeds from convertible notes payable	459,520
Repayments on convertible notes payable	(232,873)	-
Net cash generated from financing activities	72,240	11,693

Net increase/(decrease) in cash	98,751	(713)

Cash at the beginning of the period	2,492	3,136
Cash at end of the period	101,243	2,423

Supplemental cash flow information
Income taxes paid	$-	$-
Interest expense paid	$97,520	$-

Noncash Investing and Financing Activities:
Acquired assets and assumed liabilities with note payable	10,000,000	$-
Cancellation of debt and investment	5,000,000	$-
Issuance of related party receivable for investment cancellation	1,500,000	$-
Debt converted to shares of common stock	205,363	$-
Issuance of commitment fee shares and debt discounts	24,176	$-

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

Particulars	Three Months Ended June 30, 2024 (unaudited)	Three Months Ended June 30, 2023 (unaudited)	Six Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2023 (unaudited)
Basic and diluted EPS*
Numerator
Net income/(loss)	348,443	(1,666,495)	555,133	(1,582,221)
Net Income attributable to common stockholders	107,895	(1,666,495)	314,585	(1,582,221)
Denominator
Weighted average shares outstanding	128,547,368	106,573,410	128,547,368	110,222,564
Number of shares used for basic EPS computation	128,547,368	106,573,410	128,547,368	110,222,564
Basic EPS	0.00	(0.01)	0.00	(0.01)
Number of shares used for diluted EPS computation*	133,256,691	106,823,410	133,256,691	110,472,564
Diluted EPS	0.00	(0.01)	0.00	(0.01)

*	Includes 250,000 issued warrants.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Related Party Receivables

As of June 30, 2024, and December 31, 2023, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a majority shareholder of the Company, of $1,866,551 and $333,133, respectively. As of June 30, 2024, $366,396 are related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms after that unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum. The remaining $1,500,000 relates to an asset purchase agreement the Company signed on June 21, 2024, with Ilustrato Pictures International Inc. to acquire the long-term investment of $1,500,000 in Quality International. ILUS has agreed to reimburse the Company for the $1,500,000 invested into Quality International that was subsequently canceled and not returned.

On May 14, 2024, the Company issued 500,000 fully vested shares of our common stock to John-Paul Backwell pursuant to his employment contract with a grant date as of May 14, 2024, and a fair market value of $36,500 based on the market price of our common stock on the date of grant.

Related Party Payables

As of June 30, 2024, and December 31, 2023, the Company had amounts due to Samsara Luggage Inc. (“SAML”), a subsidiary under our majority shareholder of the Company, of $30,155 and $0, respectively.

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

Certain convertible notes include original issuance discounts or other issuance type costs resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the three and six months ended June 30, 2024, amortization related to these discounts totaled $3,807 and $20,916, respectively, which has been reflected within interest expense on the consolidated statements of operations. As of June 30, 2024, total unamortized debt discounts were $43,640 which has been presented net of the convertible notes on the accompanying consolidated balance sheet.

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

The audited pro forma financial statements of AL SHOLA GAS for the periods ended December 31, 2023, has been filed through 8-K on June 7, 2024. The acquired business contributed revenues of $10,839,209 and earnings of $(2,370,229) in total consisting of $(4,161,797) to parent company QIND and $1,791,568 to the shareholders of AL SHOLA GAS respectively, for the year ended December 31, 2023.

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

On May 23, 2024, Quality Industrial Corp. entered into a binding term sheet with Actelis Networks, Inc, a Delaware corporation traded on the NASDAQ under the symbol ASNS, pursuant to which Actelis will acquire between 61% to 75% of the issued and outstanding shares of the Company’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. On August 30, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until October 1, 2024, unless mutually terminated earlier by the parties. The new extension contains a milestone that both parties have completed their review of the stock purchase agreement and provided their comments before September 15, 2024, and a Fairness Opinion provider has been engaged. Should either of the above milestones not be met by September 15, 2024, then the Non-Solicitation and No-Shop provisions will terminate.

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

Net Income/Net Loss

We incurred Net Income of $348,443 for the three months ended June 30, 2024, compared to a net loss of $1,582,221 for the three months ended June 30, 2023. We incurred Net Income of $555,133 for the six months ended June 30, 2024, compared to a net loss of $1,666,757 for the six months ended June 30, 2023.

The increase in Net Profit for the three and six month ended June 30, 2024, is a result of Net Income from our acquisition of Al Shola Gas’ Net Profit in the second quarter and reversal of interest payments on the loan agreements with Mahavir and Artelliq.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $5,869,672 and total current liabilities of $8,712,219. We had a working capital deficit of $2,842,547 as of June 30, 2024. This compares with a working capital deficit of $6,089,634 as of December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
4.2*	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
4.3*	Convertible Promissory Note, dated May 21, 2024, with Jefferson Street Capital LLC.
4.4*	Amended Convertible Promissory Note, dated May 16, 2024, with Sky Holdings Ltd.
4.5*	Convertible Promissory Note, dated July 3, 2024, with 1800 Diagonal Lending LLC
10.1*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC.
10.2*	Asset Purchase Agreement, dated April 26, 2024, with Rasmus Refer.
10.3*	Stock Purchase Agreement, dated May 21, 2024, with Jefferson Street Capital LLC.
10.4*	Asset Purchase Agreement, dated June 21, 2024, with Ilustrato Pictures International Inc.
23.1*	Audit review report Al shola Gas, by NBN Auditing of Accounts, dated August 9, 2024
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed previously

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	September 12, 2024

By:	/s/ John-Paul Backwell
John-Paul Backwell

Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy

Title:	Chief Financial Officer (principal accounting, and financial officer)