Form 10-Q
period 2024-09-30
Quality Industrial Corp.
filed 2024-11-19
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,751,901 common shares as of November 18, 2024.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023;

F-2	Consolidated Statements of Operations for the three and Nine months ended September 30, 2024, and 2023 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three and Nine months ended September 30, 2024, and 2023 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the Nine months ended September 30, 2024, and 2023 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024 Unaudited	December 31, 2023 Audited
ASSETS
Current Assets
Cash & Cash Equivalents	$221,627	$2,492
Inventory	1,112,230	-
Accounts Receivable	2,347,060	-
Deposits, Advances & Prepayments	665,898	-
Other Current Assets	2,000,000	2,000,000
Total Current Assets	6,346,815	2,002,492

Non-Current Assets
Related Party Receivables	1,943,472	333,133
Long Term Investments	-	6,500,000
Property, Plant and Equipment	67,200	-
Right-of-Use assets	224,040	-
Goodwill	8,479,222	-
Total Non-current Assets	10,713,934	6,833,133
Total Assets	17,060,749	8,835,625
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	1,124,987	166,577
	-	-
Operating Lease Liabilities	69,490	-
Convertible Notes, net of discount	2,625,922	2,310,109
Other Payables - Current	5,753,149	5,379,554
Other Current Liabilities	549,586	235,886
Total Current Liabilities	10,123,134	8,092,126

Non-Current Liabilities
Operating Lease Liabilities – Non-Current Portion	163,731	-
Other Payables – Long-term	4,820,706	-
Total Long-Term Liabilities	4,984,437	0
Total Liabilities	15,107,571	8,092,126
Stockholders’ Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 20,000 and 0 shares issued and outstanding as of as of September 30, 2024, and December 31, 2023, respectively	20	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 119,659,784 and 127,129,694 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	119,662	127,132
Additional paid-in capital	17,889,959	17,248,964
Accumulated Deficit	(16,787,119)	(16,632,597)
Noncontrolling interest	730,656	-
Total stockholders’ Equity	1,953,178	743,499
Total liabilities and stockholders’ Equity	$17,060,749	$8,835,625

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	30-Sep-24 Unaudited	30-Sep-23 Unaudited	30-Sep-24 Unaudited	30-Sep-23 Unaudited

Revenue	$2,662,050		$5,979,256	$

Cost of revenues	1,581,288	-	3,649,996		-

Gross profit	1,080,762	-	2,329,260		-

Operating expenses
Professional fees	205,815	130,708	288,386		243,069
General and administrative	981,768	1,679,225	1,810,376		3,188,383
Total operating expenses	1,187,583	1,809,933	2,098,762		3,431,452

Income (loss) from operations	(106,821)	(1,809,933)	230,498		(3,431,452)

Other (income) expenses
Interest expense	140,833	129,336	306,684		174,574
Other Income		0	(427,554)		0
Total other (income) expense, net	140,833	129,336	(120,870)		174,574

Net Income (Loss) before Provision of Income Tax	(247,654)	(1,939,269)	351,368		(3,606,026)
Corporate Income Tax	36,096	0	79,985		0
Net Income (Loss)	(283,750)	(1,939,269)	271,383		(3,606,026)
Less: net income attributable to noncontrolling interest	185,357	-	425,905		-
Net income (loss) attributable to QIND stockholders	$(469,107)	(1,939,269)	$(154,522)		(3,606,026)

Weighted average common shares outstanding	130,785,139	118,283,503	130,785,139		118,283,503

Net income (loss) per common share - basic and diluted	$(0.00)	(0.02)	(0.00)		(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	—	—	127,129,694	127,132	17,248,964		(16,632,597)	743,499
Common stock issued for conversion of notes	—	—	896,809	897	48,603	—		49,500
Minority Interest	—	—	—	—	—	1,464,816	—	1,464,816
Net Income	—	—	—	—	—	0	206,690	206,690
Balance, March 31, 2024	—	—	128,026,503	128,029	17,297,567	1,464,816	(16,425,907)	2,464,505
Common stock issued for services	—	—	650,000	650	48,975	—	—	49,625
Common stock issued as commitment fees	—	—	500,000	500	23,676	—	—	24,176
Common stock issued for conversion of notes and accrued interest	—	—	4,310,186	4,310	151,533	—	—	155,863
Cancellation of shares for transfer of assets	—	—	(480,000)	(480)	(47,520)	—	—	(48,000)
Minority Interest	—	—				(1,166,414)		(1,166,414)
Net Income	—	—				240,548	107,895	348,443
Balance, June 30, 2024			133,006,691	133,009	17,474,251	538,950	(16,318,012)	1,828,198
Common stock issued for conversion of notes and accrued interest			2,653,093	2,653	116,229			118,882
Common stock cancelled			(20,000,000)	(20,000)				(20,000)
Series B shares issued	20,000	20			19,980			20,000
Common stock issued as staff compensation			1,000,000	1,000	64,000			65,000
Common stock issued as commitment			2,500,000	2,500	185,000			187,500
Common stock issued for services			500,000	500	30,499			30,999

Minority Interest	—	—				6,349		6,349
Net Income	—	—				185,357	(469,107)	(283,750)

Balance, September 30, 2024	20,000	20	119,659,784	119,662	17,889,959	730,656	(16,787,119)	1,953,178

For the Nine Months Ended September 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	—	—	102,883,709	102,886	12,174,975	(12,470,800)	(192,939)
Common stock issued for cash	—	—	—	—	—	—	—
Imputed Interest	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(84,536)	(84,536)
Balance, March 31, 2023	—	—	102,883,709	102,886	12,174,975	(12,555,336)	(277,475)
Common stock issued for services			1,693,256	1,693	721,042		722,735
Common stock issued as staff compensation			10,000,000	10,000	711,000		721,000
Net Income						(1,582,221)	(1,582,221)
Balance, June 30, 2023	—	—	114,576,965	114,579	13,607,017	(14,137,557)	(415,961)
Common stock issued for cash	—	—	6,410,971	6,411	1,993,589	—	2,000,000
Common stock issued for services	—	—	300,000	300	125,700	—	126,000
Common stock issued as staff compensation	—	—	5,600,000	5,600	1,506,400	—	1,512,000
Net Income						(1,939,269)	(1,939,269)
Balance, September 30, 2023	—	—	126,887,936	126,890	17,232,706	(16,076,826)	1,282,770)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30, 2024	September 30, 2023
Cash flows from operating activities
Loss for the period	271,383	(3,606,026)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	306,684	174,574
Non-Cash Stock Compensation Expense	0	0
Stock issued for Services	104,125	0
Amortization	0	0
Commitment fees	0	847,192
Corporate Income Tax Expense	79,985	0
Depreciation-PPE	58,880	0
Other income	(427,554)	0
Discount on convertible Notes	24,723	39,872
Changes in Assets and Liabilities, net
Current Assets	(4,125,188)	(347,081)
Other Current Liabilities	2,031,008	99,390
Net cash (used in) provided by operating activities	(1,675,954)	(2,792,079)

Cash flows from investing activities
Addition of Fixed Assets	(126,080)	0
Right of use Assets	(224,040)	0
Changes in Non-current assets	(3,589,561)	(500,000)
Changes in Non-Current Liabilities	4,820,706	970,000
Net cash used in investing activities	881,025	470,000

Cash flows from financing activities

Common Stock issued	(7,470)	11,693
Lease Finance	163,731	0
Preferred Stock Issued	20	0
Finance cost	(306,684)	0
Discount on convertible Notes	0	0
Additional Paid-up Capital	640,995	1,432,042
Changes in Retained Earnings & MI	523,472	880,487
Note converted	0	0
Net cash generated from financing activities	1,014,064	2,324,222

Net increase/(decrease) in cash and cash equivalents	219,135	2,143
Cash and cash equivalents at the beginning of the period	2,492	3,136
Cash and cash equivalents at end of the period	221,627	5,279

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of Quality Industrial Corp. as of and for the year ended December 31, 2023, filed with the SEC on April 8, 2024. The results of operations for the Nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year or for future periods.

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

Depreciation expense for the three months ended September 30, 2024, and 2023 was $19,694 and $0, respectively. Depreciation expense for the Nine months ended September 30, 2024, and 2023 was $58,880 and $0, respectively.

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

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas amounting to $1134,884 as of September 30, 2024, are provided to employees, in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.

Employee end of service benefits Al Shola Gas	September 30, 2024 (unaudited)
Balance at Beginning	154,261
Add: charge for the period	88,236
Less: Settlement for the period	(107,613)
Balance at the end of the period	134,884

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

Particulars	Three Months Ended September 30, 2024 (unaudited)	Three Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)
Basic and diluted EPS*
Numerator
Net income/(loss)	(283,750)	(1,939,269)	271,383	(3,606,026)
Net Income attributable to common stockholders	(469,107)	(1,939,269)	(154,522)	(3,606,026)
Denominator
Weighted average shares outstanding	130,785,139	118,283,503	130,785,139	118,283,503
Number of shares used for basic EPS computation	130,785,139	118,283,503	130,785,139	118,283,503
Basic EPS	(0.00)	(0.02)	(0.00)	(0.03)
Number of shares used for diluted EPS computation*	139,659,784	118,533,503	139,659,784	118,283,503
Diluted EPS	(0.00)	(0.02)	(0.00)	(0.03)

*	Includes 250,000 issued warrants and 20,000 series B stock converting at 1:1000.

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

When accounting for finance leases in accordance with ASC 842, the entity recognizes interest on the lease liability and amortization of the ROU asset in the income statement and classify payments of the principal portion of the lease liability as financing activities and payments of interest on the lease liability as operating activities.

Reclassifications

Certain reclassifications have been made to the December 31, 2023, balance sheet to conform to the September 30, 2024, presentation. These reclassifications had no impact on the net loss or loss per share as previously reported.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2024, and December 31, 2023. There were $221,627 and $2,492 in cash and cash equivalents as of September 30, 2024, and September 30, 2023, respectively.

	September 30, 2024	December 31, 2023

Cash and Cash Equivalents
Cash in hand	70,790	2,389
Cash at bank	150,837	103
Total	$221,627	$2,492

Accounts Receivables

Accounts receivable arises from our subsidiary Al Shola Gas consolidated as of March 31, 2024. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience.

Accounts Receivables Ageing Al Shola Gas	September 30, 2024 (unaudited)
1-30 days	659,891
31-60 days	376,289
61-90 days	335,287
+90 days	975,593
Total	$2,347,060

Other Current Assets

On August 25, 2023, the Company issued 6,410,971 shares of our common stock to Artelliq Software Trading for $2,000,000 pursuant to a share purchase and buyback agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as a tranche payment under the amended purchase agreement.

NOTE 6. NON-CURRENT ASSETS

Related Party Receivables

As of September 30, 2024, and December 31, 2023, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a majority shareholder of the Company, of $1,943,472 and $333,133, respectively. As of September 30, 2024, $443,472 is related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms after that unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum. The remaining $1,500,000 relates to an asset purchase agreement the Company signed on June 21, 2024, with Ilustrato Pictures International Inc. to acquire the long-term investment of $1,500,000 in Quality International. ILUS has agreed to reimburse the Company for the $1,500,000 invested into Quality International that was subsequently canceled and not returned.

Long Term Investments

As of September 30, 2024, and December 31, 2023, Long Term investments were $0 and $6,500,000, respectively.

On July 27, 2023, our Company borrowed from Mahavir Investments Limited the principal amount of $3,000,000 (the “Mahavir Loan”). The Mahavir Loan bore interest at 20% per annum, payable in nine tranches. We had the right to prepay the Mahavir Loan at any time. The loan matured on April 30, 2024. The $3,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement in connection with an investment.

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

Goodwill

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

NOTE 7. CURRENT LIABILITIES

Accounts Payable

Accounts payable with a total of $1,124,987 as of September 30, 2024, include Trade and Other Payables in our subsidiary Al Shola Gas International amounting to $855,204 as of September 30, 2024.

Al Shola Gas Accounts Payables Ageing	September 30, 2024 (unaudited)
0-30 days	94,049
31-60 days	226,984
61-90 days	37,759
+90 days	766,195
Total	$1,124,987

Operating Lease Liabilities - Current

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. In connection with this acquisition, we acquired right-of-use assets of $224,040 and operating lease liabilities of $233,221 associated with lease agreements with a term extending beyond twelve months for vehicles. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. During the three and nine months ended September 30, 2024, we recognized rent expense of $55,861.

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

On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one-year convertible promissory note in the principal amount of $220,000 (the “Jefferson Note”). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. During the six months ended September 30, 2024, the lender elected to convert an aggregate of $100,000 of principal into 2,697,315 shares of common stock.

On July 31, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $174,867 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $22,732. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $21,955.45. The promissory note matures on February 28, 2024, with a total payback to the Holder of $197,599. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. The note has been repaid in full.

On August 15, 2023, the Company issued to 1800 Diagonal Lending Ltd. a promissory note in the principal amount of $118,367 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,387.71. The Company will prepay the Diagonal Lending Note in nine monthly payments each in the amount of $14,861.64. The promissory note matures on May 30, 2024, with a total payback to the Holder of $133,754.71 All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. The note has been repaid in full.

On June 16, 2023, the Company issued to Sky Holdings Ltd. a six-month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. On May 16, 2024, the promissory note was amended to have a conversion price equal to $0.0375 per share. During the six months ended September 30, 2024, the lender elected to convert $77,000 of principal and $35,863 of accrued interest into 3,009,680 shares of common stock at a conversion price of $.0375.

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

On January 18, 2024, we issued a convertible promissory note 1800 Diagonal Lending LLC in the principal amount of $174,867 and a one-time interest charge of $22,732. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $21,955 (a total payback to the Holder of $197,599). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days before the Conversion Date. The note has been repaid in full.

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

On March 12, 2024, we issued a convertible promissory note to 1800 Diagonal Lending LLC in the principal amount of $118,367 and a one-time interest charge of $15,387. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $14,861.56 commencing April 15, 2024 (a total payback to the Holder of $133,754). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. The note has been repaid in full

On May 21, 2024, we issued a one-year convertible promissory note Jefferson Street Capital LLC in the principal amount of $71,500, with equal consecutive payments due monthly beginning on October 21, 2024, that is five (5) months from the Issue Date with the final payment due on February 21, 2025. The note is convertible into common stock at the rate of $0.03 and bears 10% interest per annum. The promissory note required 500,000 commitment shares to be issued. The relative fair value of these commitment shares of $24,179 was recorded as a debt discount and increase to additional paid-in capital. The discount will be amortized into interest expense over the term of the promissory note. As of September 30, 2024, the unamortized discount was approximately $21,000.

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

On September 20, 2024, we entered into a loan agreement with J.J. Astor & Co. The Note is the senior secured with a Principal Amount of $405,000, which shall be payable in forty weekly instalments of $10,125. The note converts at 80% of the average of the four lowest volume weighted average closing prices of Company Common Stock over the twenty (20) trading days immediately prior to each permitted conversion of the Note.

On September 25, 2024, we issued a convertible promissory note 1800 Diagonal Lending LLC in the principal amount of $115,000. A one-time interest charge of thirteen percent with a total of $14,950 was applied on the Issuance Date. The first payment shall be due October 30, 2024, with eight subsequent payments due on the 30th of each month thereafter. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $ $14,438.89 (a total payback to the Holder of $129,500). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date.

Certain convertible notes include original issuance discounts or other issuance type costs resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the three and six months ended September 30, 2024, amortization related to these discounts totaled $3,807 and $20,916, respectively, which has been reflected within interest expense on the consolidated statements of operations. As of September 30, 2024, total unamortized debt discounts were $148,397 which has been presented net of the convertible notes on the accompanying consolidated balance sheet.

A summary of these outstanding convertible notes and accrued interest is summarized below:

Debt & Interest Payable

Lender	Date of Issue	Maturity Date	Principal Amount	Paid	Converted	Outstanding	Interest
RB Capital Partners Inc.	3 Aug 2022	31 Dec 2024	1,100,000	-	-	1,100,000	166,636
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000	-	-	200,000	21,624
Jefferson	23 May 2023	31 Dec 2024	220,000	-	175,000	45,000	19,465
Sky Holdings	16 Jun 2023	31 Dec 2024	550,000	-	77,000	473,000	49,875
RB Capital Partners Inc.	21 Dec 2023	20 Dec 2024	100,000	-	-	100,000	7,802
Sean Levi	8 Jan 2024	8 Jan 2025	100,000	-	-	100,000	14,615
Exchange Listing LLC	6 Feb 2024	31 Dec 2024	35,000	-	-	35,000	2,280
Jefferson	21 May 2024	21 Feb 2025	71,500	-	-	71,500	2,595
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	179,400	39,456	-	139,944	5,706
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	115,000	-	-	115,000	206
J.J. Astor & Co	25 Sep 2024	30 Jun 2025	405,000	10,125	-	394,875	-

Less: Interest Paid							(50,760)
Total			3,075,900	49,581	252,000	2,774,319	240,042

Discount on Convertible Notes

Lender	Date of Issue	Maturity Date	Discount
1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	20,117
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	13,617
Jefferson	21 May 2024	21 Feb 2025	6,500
J.J. Astor & Co	20 Sep 2024	4 Jul 2025	105,000
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	15,000
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	23,400
Jefferson Capital (JC)	21 May 2024	21 Feb 2025	24,179

Less: Amortized			(59.416)

Balance as of September 30, 2024			148,397

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

Other Payables - Current

In connection with the ASG Acquisition, we acquired bank debt totaling approximately $566,805. As of September 30, 2024, total current borrowings outstanding were $246,099.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of a $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange listed stock or cash to be paid to Seller of which 5,500,000 is the current portion.

Other Payables - Current	September 30, 2024 (unaudited)	December 31, 2023
Mahavir Loan	0	3,235,000
Artelliq loan	0	2,144,554
Payable Al Shola Gas	5,500,000
Other payables	253,149
Total	$5,753,149	$5,379,554

Other Liabilities - Current

Other Current Liabilities	September 30, 2024	December 31, 2023
Accrued Interest on Convertible note	240,042	154,032
Payroll Liabilities COO*	73,675	52,354
Audit fee provision	21,000	29,500
Retirement benefits	134,884	0
Corporate Tax payable	79,985	0
Total	549,586	235,886

*	Excludes $7,500 recorded under other payables.

NOTE 8. NON-CURRENT LIABILITIES

Operating Lease Liabilities - Non-Current portion

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. In connection with this acquisition, we acquired right-of-use assets of $222,730 and operating lease liabilities of $229,359 associated with lease agreements with a term extending beyond twelve months for vehicles. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. During the three and six months ended September 30, 2024, we recognized rent expense of $3,367.

The following is a summary of future lease payments required under the lease agreements:

	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	Renault	Total
Year 2024	1,392	1,440	1,412	4,417	3,716	2,234	1,238	1,014	2,040	18,902
Year 2025	4,404	6,055	8,879	18,576	15,627	9,393	5,207	4,265	8,578	80,983
Year 2026	4,770	6,558	9,616	20,118	16,924	10,173	2,295	1,120	9,290	80,862
Year 2027	1,676	4,074	6,850	8,868	7,460	6,320	0	0	10,061	45,307
Year 2028	0	0	0	0	0	0	0	0	7,167	7,167
	12,242	18,126	26,756	51,978	43,726	28,119	8,741	6,399	37,135	233,221

Supplemental Information

Weighted average remaining lease term (in years)	2.70
Weighted average discount rate	8%

Other Payables - Long term

In connection with the ASG Acquisition, we acquired bank debt totaling approximately $566,805. As of September 30, 2024, total long-term borrowings outstanding were $320,706.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of $9,000,000 note payable and $1,000,000 in cash. The payable is due as follows: $9 million in National Exchange listed stock or cash to be paid to Seller of which 4,500,000 is the Non-current portion.

NOTE 9. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of September 30, 2024, and December 31, 2023, there were 119,659,784 and 127,129,694 shares of common stock issued and outstanding, respectively.

As of September 30, 2024, and December 31, 2023, there were 20,000 and 0 shares of preferred stock of the Company issued and outstanding, respectively.

For the Nine months ended September 30, 2023:

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

For the Nine months ended September 30, 2024:

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

On September 9, 2024, the Company issued 1,000,000 fully vested shares of our common stock to Sanjeeb Safir, pursuant to his employment contract signed on September 2, 2024, with a fair market value of $65,000 based on the market price of our stock on the date of grant.

On September 13, 2024, the Company issued 500,000 fully vested shares of our common stock to Safeguard Investments LLC, pursuant to a Consultancy contract signed on August 31, 2024, with a fair market value of $32,500 based on the market price of our stock on the date of grant.

On September 21, 2024, the Company cancelled 20,000,000 shares of common stock issued to Ilustrato Pictures International Inc. The shares were reissued to Ilustrato Pictures International Inc.as 20,000 series B preferred stock converting at 1:1000.

On September 21, 2024, the Company issued 2,500,000 shares of our common stock with a fair market value of $0.075 per share and a total value of $187,000 to JJ Astor Co., pursuant to a convertible note signed on September 21, 2024.

On September 24, 2024, the Company issued 884,365 shares of our common stock to Jefferson Street Capital LLC for the conversion of $25,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 20, 2024.

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

QIND acquired majority ownership of AL SHOLA GAS, effective as of March 27, 2024, resulting in AL SHOLA GAS becoming a subsidiary in a transaction accounted for as a business combination. The Company and its auditors considered all pertinent facts pursuant to ASC 805-10-25-6 that the Share Purchase Agreement signing date is the acquisition date of the company, with the value of $10,000,000 and the payment plan outlined in the agreement. Pursuant to the terms of the Share Purchase Agreement, QIND will occupy two non-paid board seats including Chairman of the Board of Al Shola Gas and there shall be one other non-paid board seat for existing Al Shola Gas shareholders. QIND obtained immediate control with the execution of the Agreement. Existing shareholders and management will retain full operational control unless the new Board of Directors determines otherwise due to a breach of the Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the Agreement which will be decided and approved by the new Board of Directors of the Company.

The audited pro forma financial statements of AL SHOLA GAS for the periods ended December 31, 2023, have been filed through 8-K on June 7, 2024. The acquired business contributed revenues of $10,839,209 and earnings of $(2,370,229) in total consisting of $(4,161,797) to parent company QIND and $1,791,568 to the shareholders of AL SHOLA GAS, respectively, for the year ended December 31, 2023.

In accordance with ASC 805-30-50-1 (b) and ASC 805-20-50-1(c), the following table summarizes the consideration transferred to acquire AL SHOLA GAS and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in AL SHOLA GAS at the acquisition date:

The Payment Schedule signed on March 27, 2024, outlines a series of payment requirements as follows:

●	Tranche 1: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement.

●	Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	September 30, 2024	March 31, 2024
Total	0	0

As of September 30, 2024, $10,000,000 payable to the shareholders of AL SHOLA GAS was outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,036)
Lease liabilities	(229,359)
Bank borrowings	(907,637)
Total identifiable net assets	$2,981,918
Non-Controlling Share (49%)	1,461,140
Parent Share (51%)	1,520,778
Goodwill	$8,479,222

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

On October 16, 2024, the Company entered into a Share Purchase Agreement with Safeguard Investments LLC, pursuant to which the Investor acquired 1,000,000 shares of the Company’s Common Stock for a purchase price of $30,000.

On October 22, 2024, the Company issued 1,092,118 shares of our common stock to Jefferson Street Capital LLC for the conversion of $10,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 20, 2024.

On May 23, 2024, Quality Industrial Corp. entered into a binding term sheet with Actelis Networks, Inc, a Delaware corporation traded on the NASDAQ under the symbol ASNS, pursuant to which Actelis would acquire between 61% to 75% of the issued and outstanding shares of the Company’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. On August 30, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until October 1, 2024, unless mutually terminated earlier by the parties. On October 10, 2024, ASNS provided the Company with written notice of ASNS’ intent to terminate the Term Sheet in accordance with the termination provisions thereof, which require 30-day written notice of termination Such 30-day period ended, and the Term Sheet was definitively canceled, on November 11, 2024.

On November 18, 2024, Quality Industrial Corp., a Nevada corporation (the “Company”), Fusion Fuel Green PLC, an Irish public limited company (the “Fusion Fuel”), Ilustrato Pictures International Inc., a Nevada corporation , a stockholder of the Company (“Ilustrato”), and certain other stockholders of the Company (together with Ilustrato, the “Sellers” and the Sellers together with the Company and Fusion Fuel, the “Parties”), entered into a Stock Purchase Agreement, dated as of November 18, 2024 (the “Purchase Agreement”). Under the Purchase Agreement, the Sellers will transfer an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 69.36% of the capital stock of the Company, to Fusion Fuel (the “Transferred Shares”). Fusion Fuel will issue 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers, subject to adjustment, with provisions for the preferred shares to convert into 41,713,270 ordinary shares subject to shareholder approval and Nasdaq listing clearance. The Purchase Agreement also provides for a post-closing merger of the Company into a newly formed subsidiary of Fusion Fuel, resulting in the Company becoming a wholly-owned subsidiary of Fusion Fuel. The transaction is subject to customary closing conditions, including regulatory approvals. The Parties have also agreed to several post-closing covenants, including actions related to shareholder meetings and financing arrangements. The agreement contains customary representations, warranties, and indemnification provisions, and certain unwinding and termination rights.

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

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to provide management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Quarterly Report on Form 10-Q.

Overview

QIND is a Nevada Corporation that is majority-owned by ILUS. ILUS functions as QIND’s parent company, and as such it concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. QIND functions as the Industrial subsidiary of ILUS.

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

Recent Developments

On March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an Industrial and Utilities company in the Liquefied Petroleum Gas (LPG) Industry in the United Arab Emirates and was established in 1980. The company is one of the region’s leading LPG suppliers and contractors of LPG centralized pipeline systems. It is approved by The General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier. Al Shola Gas has been consolidated into the financials from the quarter ended June 30, 2024.

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

On May 23, 2024, Quality Industrial Corp. entered into a binding term sheet with Actelis Networks, Inc, a Delaware corporation traded on the NASDAQ under the symbol ASNS, pursuant to which Actelis would acquire between 61% to 75% of the issued and outstanding shares of the Company’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. On August 30, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until October 1, 2024, unless mutually terminated earlier by the parties. On October 10, 2024, ASNS provided the Company with written notice of ASNS’ intent to terminate the Term Sheet in accordance with the termination provisions thereof, which require a 30-day written notice of termination. The 30-day period ended, and the Term Sheet was definitively canceled on November 11, 2024.

On November 18, 2024, Quality Industrial Corp., a Nevada corporation (the “Company”), Fusion Fuel Green PLC, an Irish public limited company (the “Fusion Fuel”), Ilustrato Pictures International Inc., a Nevada corporation , a stockholder of the Company (“Ilustrato”), and certain other stockholders of the Company (together with Ilustrato, the “Sellers” and the Sellers together with the Company and Fusion Fuel, the “Parties”), entered into a Stock Purchase Agreement, dated as of November 18, 2024 (the “Purchase Agreement”). Under the Purchase Agreement, the Sellers will transfer an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 69.36% of the capital stock of the Company, to Fusion Fuel (the “Transferred Shares”). Fusion Fuel will issue 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers, subject to adjustment, with provisions for the preferred shares to convert into 41,713,270 ordinary shares subject to shareholder approval and Nasdaq listing clearance. The Purchase Agreement also provides for a post-closing merger of the Company into a newly formed subsidiary of Fusion Fuel, resulting in the Company becoming a wholly-owned subsidiary of Fusion Fuel. The transaction is subject to customary closing conditions, including regulatory approvals. The Parties have also agreed to several post-closing covenants, including actions related to shareholder meetings and financing arrangements. The agreement contains customary representations, warranties, and indemnification provisions, and certain unwinding and termination rights.

Planned Developments

In the final quarter of 2024, the Company intends to allocate resources to its operating subsidiary, Al Shola Gas, with the objectives of enhancing efficiency, driving increased sales, expanding into new territories, and positively influencing our financial performance, supported by our parent company, Fusion Fuel Green PLC, which is listed on the NASDAQ under the symbol “HTOO.” Furthermore, the Company plans to invest in new vehicles, specifically bobtail trucks, for Al Shola Gas to augment their Bulk LPG supply capabilities, thereby enhancing our revenue stream. We anticipate that both our revenue and operating expenses will experience an increase as we implement our expansion plan related to Al Shola Gas. This increase will primarily be attributed to administrative and operating costs associated with our business activities.

Results of Operation for the Three and Nine Months Ended September 30, 2024, and 2023

Revenues

We earned $2,662,050 & $5,979,256 in revenue for the Three and Nine months ended September 30, 2024, compared with $0 in revenue for the Three and Nine months ended September 30, 2023. The increase in revenue is a result of revenue from our acquisition of Al Shola Gas consolidated from the second quarter of 2024. In the third quarter, Al shola Gas, grew its revenue with 17% compared with the same quarter last year. We expect the revenue to grow in the last three months of the year compared with Q3. The last quarter of the year has historically been the strongest for our operating business Al Shola Gas.

Gross Profit

We earned $1,080,762 & $3,649,260 in Gross Profit for the three and nine months ended September 30, 2024, compared with $0 in Gross Profit for the Three and Nine months ended September 30, 2023. Gross profit % increased to 40.6% for the three months ended September 30, 2024, compared with Gross Profit % of 38.9% for the Nine months ended September 30, 2024. The increase in gross profit % is attributable to a strategic shift in our operating business, Al Shola Gas, to Bulk LPG with higher margins.

Operating Expenses

Operating expenses increased to $1,187,583 for the Three months ended September 30, 2024, compared to $825,608 for the three months ended September 30, 2023. Operating expenses increased to $2,098,762 for the Nine months ended September 30, 2024, compared to $900,0675 for the Nine months ended September 30, 2023.

Our operating expenses for the Three and Nine month ended September 30, 2024, were mainly as a result of administrative and operating costs associated with the business activities of our subsidiary Al Shola Gas, and increased costs associated with the intended uplist to NASDAQ including but not limited to a reaudit of 2022 and 2023 fiscal years with our new independent auditor enabling a registration statement once uplisted. Our operating expenses for the Three and Nine month ended September 30, 2023, were mainly the result of issuance of shares to our management

We anticipate that our operating expenses will increase as we undertake our control plan associated with operating business Al Shola Gas. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses

We had other non-operating expenses of $140,833 for the Three months ended September 30, 2024, compared to $129,336 for the Three months ended September 30, 2023. Non-operating expenses increased to $306,684 for the Nine months ended September 30, 2024, from $174,574 for the Nine months ended September 30, 2023.

Our non-operating expenses for the Three and Nine month ended September 30, 2024, compared to the same periods in 2023, were higher due to stock issued discount and interest of debts.

Our Interest on Convertible notes for the three and Nine month ended September 30, 2024, compared to the same periods in 2023 increased. The management plan to pay off some or all of the notes with an intended uplist to NASDAQ.

Non-Operating Income

We had other non-operating income of $0 for the three months ended September 30, 2024, as compared $0 for the same period ended 2023. We had other non-operating income of $427,554 for the Nine months ended September 30, 2024, as compared $0 for the same period ended 2023. Our other income for the Nine months ended September 30, 2024, was a result of reversal of interest payments on the loan agreements with Mahavir and Artelliq in the first quarter which was unwound with cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred Net loss of $283,750 for the three months ended September 30, 2024, compared to a net loss of $1,939,269 for the Three months ended September 30, 2023. We earned Net Income of $271,383 for the Nine months ended September 30, 2024, compared to a net loss of $3,606,026 for the Nine months ended September 30, 2023.

The Net loss for the three months ended September 30, 2024, were mainly associated with one off costs with the intended uplist to NASDAQ.

Liquidity and Capital Resources

As of September 30, 2024, we had total current assets of $6,346,815 and total current liabilities of $10,123,134. We had a working capital deficit of $3,776,319 as of September 30, 2024. This compares with a working capital deficit of $6,089,634 as of December 31, 2023.

Operating activities provided $(1,675,954) in cash for the Nine months ended September 30, 2024, as compared with $(2,792,079) used in cash for the Nine months ended September 30, 2023.

Investing activities used $881,025 in cash for the nine months ended September 30, 2024, as compared with $470,000 used in cash for the Nine months ended September 30, 2023. We expect our investing cash flow will grow upon uplist to a national exchange as result of investing in long-term assets for the company’s growth.

Financing activities used $1,014,064 in cash for the nine months ended September 30, 2024, as compared with $2,324,222 in cash provided for the same period ended 2023. Our financing cash flow for Q3 2024, were mainly the result of changes in retained earnings and minority interest, proceeds from conversion notes and additional paid in capital from share issuances.

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

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On September 30, 2024, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on September 30, 2024. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to the future periods’ results of operations.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
4.2*	Convertible Promissory Note, dated May 21, 2024, with Jefferson Street Capital LLC.
4.3*	Amended Convertible Promissory Note, dated May 16, 2024, with Sky Holdings Ltd.
4.4*	Convertible Promissory Note, dated July 3, 2024, with 1800 Diagonal Lending LLC
4.5**	Certificate of Designations Series B Preferred, dated September 23, 2024
4.6**	Convertible Promissory Note, dated September 25, 2024, with 1800 Diagonal Lending LLC
10.1*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC.
10.2*	Asset Purchase Agreement, dated April 26, 2024, with Rasmus Refer.
10.3*	Stock Purchase Agreement, dated May 21, 2024, with Jefferson Street Capital LLC.
10.4*	Asset Purchase Agreement, dated June 21, 2024, with Ilustrato Pictures International Inc.
10.5**	Loan Agreement, dated September 20, 2024, with J.J. Astor & Co.
10.6**	Stock Purchase Agreement, dated October 16, 2024, with Safeguard Investment LLC.
23.1*	Audit review report Al shola Gas, by NBN Auditing of Accounts, dated August 9, 2024
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed previously

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	November 19, 2024

By:	/s/ John-Paul Backwell
John-Paul Backwell

Title:	Chief Executive Officer (principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy

Title:	Chief Financial Officer (principal accounting, and financial officer)