Form 10-K
period 2024-12-31
Quality Industrial Corp.
filed 2025-04-28
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 000-56239

QUALITY INDUSTRIAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2675388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Montgomery Street

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $2,479,207.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 140,429,681 common shares and 20,000 Series B shares as of April 28, 2025.

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

ii

PART I

ITEM 1. BUSINESS

Business Overview

Quality Industrial Corp. (“QIND,” “the Company,” “we,” “us,” or “our”) is an industrial company specializing in the energy sector. Through our operating subsidiary, Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”), we provide comprehensive solutions for the liquefied petroleum gas (“LPG”) industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Our mission is to develop a next-generation industrial and energy corporation that meets the increasing global demand for high-quality, cost-effective, and sustainable energy solutions.

ASG is an ISO 9001-certified company based in Dubai, United Arab Emirates (“UAE”), offering a broad range of specialized services, including:

Central Gas Systems (LPG):

- Design, supply, construction, operation, and maintenance (certified by Dubai Civil Defense)

- Design consultancy and project management

- Repair and preventive maintenance

- Billing and monitoring systems

LPG Supply & Distribution:

- Supply of LPG in cylinders and bulk formats

LPG System Projects:

- Design, supply, and installation of aboveground and underground LPG tanks, including all pipeline and instrumentation components

- Installation and commissioning of LPG, propane, and synthetic natural gas (“SNG”) compatible systems

- Pressure-reducing and distribution stations

- Gas leak detection systems

- LPG metering stations

- Vaporizer systems

- Deluge and sprinkler systems, along with other gas safety systems

ASG has established a reputation for designing and implementing extensive LPG pipeline networks across various commercial and industrial sectors. Safety remains a top priority in all our projects, and we strictly adhere to Dubai Civil Defense regulations and international safety standards. We provide warranty and safety certification as per applicable regulations.

LPG Distribution - Cylinders:

ASG operates one of the most extensive LPG distribution networks in Dubai, with a fleet of 56 delivery trucks. Our centralized call center, supported by a dedicated administrative team, enables us to distribute over 20,000 LPG cylinders monthly.

LPG Distribution – Bulk Gas:

ASG is an approved supplier of bulk LPG, sourcing from Emirates General Petroleum Corporation (“EMARAT”). Currently, we distribute over 500,000 liters of bulk LPG per month. Our fleet includes two 18,000-liter capacity trucks and one 25,000-liter capacity truck to support bulk LPG supply operations.

Intellectual Property

ASG does not own registered intellectual property rights. The Company’s intellectual property resides in its specific design and engineering processes, manpower, capability, compliance, and certifications that have made it a trusted service provider and supplier in its region.

ASG has the following certifications:

ISO 9001 - Quality Management System

Competition

A list of some of ASG’s competitors is provided below:

Royal Development for Gas Works, established in 1994, is primarily engaged in the design, supply, and installation of central gas system works throughout the UAE. Their objective is to become the leading central gas system company in the Middle East. They execute projects in accordance with applicable international standards and codes of practice. Currently, they are executing projects in the UAE, Oman, Lebanon, and Africa with a workforce of over 450 employees, including professionally trained engineers and technicians who oversee ongoing projects. The company has completed and handed over more than 2,400 projects. Royal Gas services over 1,800 projects across the UAE, including operation and maintenance as well as LPG/Propane/Butane distribution and CNG/LNG.

Al Fanar Gas

Al Fanar Gas is an oil and gas company in the U.A.E., specializing in distribution systems for Liquefied Petroleum Gas (LPG), Synthetic Natural Gas (SNG), and Natural Gas (NG). It has been headquartered in Abu Dhabi since 1990. Al Fanar was the first company in the Emirate of Abu Dhabi to design, procure, and install a natural gas network in a residential development in the UAE.

Lahej & Sultan Gas Distribution

Since its establishment in 1981, Lahej & Sultan (L&S) has provided the following services: cleaning services, security services, gas distribution, gas pipeline connections, and pest control.

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

Employees

We have approximately 120 employees in Al Shola Gas LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Our Growth Strategies

We plan to pursue several strategies to grow our earnings, expand our market share and further diversify our revenue stream, including:

●	Increasing our margins through controllable operational initiatives: Our focus is on driving operational improvement across the business to increase our net income and drive our regional expansion. We aim to centralize certain decision-making procedures and increase adherence to lean manufacturing principles with the objective of reducing manufacturing costs while improving the value proposition for our customers. We aim to develop a companywide culture focused on continuous improvement through the implementation of measurable performance targets and the sharing of best practice. We strive to identify and implement ongoing procedures and initiatives across the business to increase profitability.

●	Continue to win new customers: We believe we have a significant opportunity to expand our customer base in the U.A.E. We plan to invest in our fleet of vehicles, sales and marketing organization to supply and promote our competitive products more effectively and accelerate customer acquisition.

●	Expand in our existing customers: Our customers demand high quality, reliable products delivered on-time and within budget. We are striving for continuous innovation and capability improvement in Consultation, Design, Supply, Installation, Maintenance, Distribution and Commissioning of Central Gas Systems. We are increasing the marketing of our continuously improving capability, state-of-the-art installations with a proven track record over three decades to our existing customers in order to capitalize on this growth opportunity.

●	Expansion into additional markets: Our immediate addressable markets are thew Central Gas System industries including Consultation, Design, Supply, Installation, Maintenance, Distribution and Commissioning of Central Gas Systems. Our goal is to increase the marketing of our design and engineering capability and distribution capacity in order to capitalize on the energy sector’s increasing demand for Central Gas systems in the UAE. Our long-term goal is to expand into the Middle East and Africa where the Central Gas System market is growing rapidly.

●	Pursue Strategic Acquisitions: We seek to pursue and execute acquisitions which accelerate our growth strategy. We believe that we have a clear acquisition strategy in place, targeting acquisitions with significant synergies to drive long-term value creation for shareholders. We will seek the acquisition of value enhancing companies which further diversify our manufacturing capability and geographic reach while simultaneously producing attractive financial returns.

Company Structure as of December 31, 2024

Quality Industrial Corp. (QIND) Voting shares: 146,642,690 as of December 31, 2024
Fusion Fuel Green PLC	Management	Other shareholders
67.04% ownership	0% ownership	32.96% ownership
98,312,334 votes*	0 votes	48,330,356 votes

*Including 20,000 Series B shares converting at 1:100

Corporate Office

Our offices are located at 505 Montgomery Street, San Francisco, CA 94104, and our telephone number is 800-706-0806. Our website addresses are www.qualityindustrialcorp.com, https://alsholagas.ae and our email address is info@qualityindustrialcorp.com. Information contained on, or accessible through, the foregoing website is not a part of, and is not incorporated by reference into, this Form 10-K.

Employees

We have 6 employees in QIND and approximately 120 employees in our subsidiary Al Shola Gas. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

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

We changed ownership on May 28, 2022, when Ilustrato Pictures International Inc. (“ILUS”) acquired 77.4% of the outstanding shares in our Company. As a result, ILUS was able to unilaterally control the election of our board of directors, all matters requiring shareholder approval, and, ultimately, the direction of our company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk resigned as our Chief Executive Officer and was appointed as our Chief Commercial Officer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. is a public company focused on the industrial and energy sectors and was a subsidiary to ILUS. The Company filed articles of merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly owned subsidiary, Quality Industrial Corp. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “Quality Industrial Corp.” and our Articles of Incorporation have been amended to reflect this name change. Our common stock trades under the symbol “QIND.”

After ILUS acquired control of QIND, on May 28, 2022, ILUS signed a binding letter of intent on June 28, 2022, for the Company to acquire 51% of Quality International Co. Ltd. FZC (“Quality International” or “QI”), an international process manufacturing company, manufacturing custom solutions for the oil & gas, petrochemical & refinery, chemical & fertilizer, power & desalination, water & wastewater, and offshore industries.

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

On March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% stake in ASG. The closing of the transaction occurred with the execution of the definitive Stock Purchase Agreement. Al Shola Gas is an engineering and distribution company in the LPG industry based in the United Arab Emirates and was established in 1980. The company is one of the region’s leading suppliers of LPG gas and contractors for LPG Centralized Pipeline Systems, and it is approved by the General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

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

Pursuant to the terms of the Stock Purchase Agreement, QIND occupies two non-paid board seats including Chairman of the Board of Al Shola Gas and one other non-paid board seat for existing Al Shola Gas shareholders. QIND obtained immediate control upon execution of the Agreement. Full operational control is retained by existing shareholders and management unless the new Board of Directors determines otherwise due to a breach of the Stock Purchase Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the Stock Purchase Agreement which will be decided and approved by the new Board of Directors of the Company.

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the Quality International Purchase Agreement was terminated by Quality International and subsequently, the Board of Directors of the Company approved the cancellation of the agreement with Quality International that was signed on January 18, 2023, and amended on July 27, 2023.

On November 18, 2024, Quality Industrial Corp., a Nevada corporation, Fusion Fuel Green PLC, an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation, a stockholder of the Company, and certain other stockholders of the Company together with the Company and Fusion Fuel, entered into a Stock Purchase Agreement, dated as of November 18, 2024. Under the Purchase Agreement, the Sellers transferred an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 67.36% of the voting stock of at the time, to Fusion Fuel Green PLC. Fusion Fuel issued 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers. As a result of these transactions, Quality Industrial Corp. is a public company focused on the industrial, oil & gas and utility sectors and is a subsidiary to HTOO.

On April 8, 2025, the Company signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of Al Shola Al Modea Gas Distribution LLC. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as Exhibits 2.8 to this form 10-K.

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

We have obtained growth through the acquisition of Al Shola Gas. Under existing accounting standards, we are required to periodically review goodwill assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our operating results, financial condition, and the price of our common stock. See the more detailed discussion appearing as part of our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial footnotes. The percentage of our goodwill compared to our total assets as of December 31, 2024, was 46.4%.

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

We operate in a rapidly evolving and highly competitive industry and our projections are subject to the risks and assumptions made by management with respect to this industry. Operating results are difficult to forecast because they generally depend on our assessment of factors that are inherently beyond our control and impossible to predict with certainty, such as the timing of the adoption of future legislation and regulations by different jurisdictions.

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

Additionally, our business may be affected by reductions in customer acquisition, customer persistency and customer spending as a result of numerous factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any unexpected shortfall in income. Our profitability projections make numerous assumptions about the expected future levels of various expense items. Historically, most of these expense items have been relatively stable or predictable either in absolute terms or in relation to revenue but there is no certainty that such stability or predictability will continue into the future. These inabilities could cause our operating results in a given period to be higher or lower than expected. If actual results differ from our estimates, analysts may react negatively, and our share price could be adversely impacted.

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

Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. For instance, the cancelled acquisition of Quality International on April 1, 2024. Such incidents can significantly affect our financial and operational outlook.

While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, and operating results. We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisition as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term or at all.

Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, shareholders, and other stakeholders on climate change issues, could negatively affect our business and operations.

The effects of climate change create short and long-term financial risks to our business, both in the UAE and globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate related changes can increase variability in or otherwise impact natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events (e.g., flooding, hurricanes, and tropical storms), natural hazards (e.g., increased flooding risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality). We expect climate change could affect our facilities, operations, employees, and communities in the future, particularly at facilities in coastal areas and areas prone to extreme weather events and water scarcity. Our suppliers are also subject to natural disasters that could affect their ability to deliver or perform under our contracts, including as a result of disruptions to their workforce and critical infrastructure. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.

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

Inflation in wages, materials, parts, equipment, and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices, we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. We have currently experienced inflationary pressures on its supply chain due to increased shipping costs, increased energy prices for manufacture of our commercial products as well as increased prices from suppliers of raw materials. We have so far been able to offset inflationary pressure to consumers, but it cannot be guaranteed that that our results of operations will not be adversely affected by inflation in the future and could reduce sales and/or operating margins, and overall financial performance.

We are dependent on the availability of raw materials, parts, and components used in our products.

While we manufacture certain parts and components used in our products, we also require substantial amounts of raw materials and purchases of certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect us and our financial condition, results of operations and cash flow.

Increases in the price of commodities could impact the cost or price of our products, which could impact our ability to sustain and grow earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of plastic, aluminium, steel, and other raw materials. In the past raw material prices have experienced volatility which has been unforeseen and unexpected. Commodity pricing has fluctuated over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

We may be subject to loss in market share and market acceptance as a result of performance failures, manufacturing errors, delays, or shortages.

There is a risk that, for unforeseen reasons, we may need to repair or replace products in use, or reimburse customers for products that fail to work or meet strict performance criteria. To date, we have encountered some product failures related to electronic and mechanical components in equipment and vehicles. These are either repaired under warranty, at a cost to the customer, or through a relevant maintenance agreement.

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

We have taken steps to limit remedies for product failure to the repair or replacement of malfunctioning or non-compliant products or services and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain sales transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We intend to carry product liability insurance, but the coverage we secure may not be adequate to cover potential claims. Moreover, to the extent we have to repair, reimburse, or expend funds to cover customer service issues, our results of operations will be negatively affected.

The markets in which we operate are highly competitive which could reduce sales and operating margins.

Most of our products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and distribution networks. We may not be successful in maintaining our competitive position. Our competitors may develop products and methods that are more efficient or may adapt quicker to new technologies or evolving customer requirements. We may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require us to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, operating margins, and overall financial performance.

Our business operations may be adversely affected by information systems interruptions or cybersecurity intrusions.

We depend on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to our reputation. We attempt to mitigate these risks by employing a number of measures, including the retained services of an IT Manager to assist QIND with cyber security expertise, and who reports directly to our management team overseeing the parent company and its subsidiaries regarding employee training, technical security controls and maintenance of backup and protective systems. Despite our efforts to mitigate these risks, our systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We have currently not been subject to cybersecurity breaches in our supply chain, software, or services used in our products, services, or business. A severe future cybersecurity incident in our supply chain could however reduce sales, operating margins, and overall financial performance.

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

We are exposed to fluctuations in foreign currency exchange rates, however not with respect to the UAE which is pegged to the U.S. dollar. Any significant change in the value of the currencies of the countries in which we might do business against not pegged to the U.S. dollar could affect our ability to sell products competitively and control its cost structure, which could have a material adverse effect on our results of operations.

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

Raw materials essential to our operations and supply are normally readily available. Shortage of raw materials as a result of high levels of demand or loss of suppliers during market challenges can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business, and the inability to pass these increases through to our customers, could have a material adverse effect on our business and consolidated results of operations.

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

A substantial decrease in the price of gas could significantly lower our gross profit or cash flow.

We distribute gas and, as a result, our business may be significantly affected by the price and supply of gas. When gas prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. The gas industry as a whole is cyclical and at times pricing and availability of gas can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, import duties and tariffs and currency exchange rates. When gas prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profit or cash flow.

If gas prices rise, we may be unable to pass along the cost increases to our customers.

We maintain inventories of gas to accommodate the lead time requirements of our customers. Accordingly, we purchase gas in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase gas are generally at prevailing market prices in effect at the time we place our orders. If gas prices increase between the time, we order gas and the time of delivery of such products to us, our suppliers may impose surcharges that require us to pay for increases in gas prices during such period. Demand for the gas we distribute, the actions of our competitors, and other factors will influence whether we will be able to pass such gas cost increases and surcharges on to our customers, and we may be unsuccessful in doing so.

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

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles, and caps under our insurance. It is possible, however, that judgments could be rendered against us in cases in which we would be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may not be able to continue to obtain insurance on commercially reasonable terms in the future, and we may incur losses from interruption of our business that exceed our insurance coverage. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage which could make uncertain the timing and amount of any possible insurance recovery uncertain.

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

A federal decision No. 281 of 2009 issued by the Minister of the Interior in May 2009 (the “Resolution”), which came into effect on 1 June 2009, standardized the terms of residency permits issued to expatriate residential property owners across the UAE. The decree allows expatriate property owners to apply for renewable multiple-entry visas with a validity of six months. The residency permit does not entitle the holder to work in the UAE and is in effect a long-term visit visa. In order to successfully apply for the new permit, expatriate property owners must satisfy certain criteria, including a minimum property valuation of at least AED 1 million, earning thresholds and the maintenance of appropriate insurance. While the Resolution was passed with the intention of standardizing the previous rules and stimulating the domestic market, it is not possible to assess whether the Resolution has had a positive or negative effect on levels of foreign investment in the UAE market. Separately, the Government, through the Dubai Land Department, has introduced a two-year residency visa for residential property owners in Dubai, and, while the criteria for obtaining this residency visa is similar to the residency permit, it provides the holder with UAE residency status, allowing the individual to obtain an Emirates ID card and a UAE driving license as well as to sponsor dependents (subject to meeting the relevant criteria for dependent sponsorship). The Government has introduced other new visa measures to make the UAE more appealing to investors, entrepreneurs, skilled personnel and outstanding students, including the 10-year “Golden” visa. As of the date of this document, we have not experienced difficulties in attracting skilled personnel, however, any restrictive changes to the UAE’s visa policies may discourage foreign nationals from choosing to live, work, and invest in the UAE, which would have an adverse effect on our ability to attract skilled personnel, our business, results of operations and financial condition.

We are subject to risks associated with potential unlawful or arbitrary governmental actions in the UAE, which could negatively impact our operations and financial performance.

Governmental authorities in the UAE in which we operate may have a high degree of discretion and, at times, act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. The governing law covers all areas across Dubai, including special development zones and free zones and annuls clauses of the resolution issued on January 1, 1964, regulating the expropriation of private property for public use. Such governmental action could include, among other things, the withdrawal of building permits, the expropriation of property without adequate compensation or the forcing of business acquisitions, combinations, or sales. A new law, titled “Law No. (2) of 2022 Concerning Acquisition of Real Property for the Public Benefit in the Emirate of Dubai”, however, aims to ensure that the rights of owners of expropriated property are protected and that they are afforded full and fair compensation according to a clear set of rules outlined by the new law from 2022. However, any such action taken may have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risk of international sanctions, which could significantly impact our business activities, results of operations and financial condition.

European, US and other international sanctions have in the past been imposed on companies engaging in certain types of transactions with specified countries or companies or individuals in those countries. Companies operating in certain countries in the Middle East region have been subject to such sanctions in the past. The UAE are not subject to such sanctions as at the date of this registration statement. The terms of legislation and other rules and regulations that establish sanctions regimes are often broad in scope and difficult to interpret.

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

We are subject to income and non-income-based taxes in the jurisdictions in which we operate and intend to operate, as well as jurisdictions such as the United States. The tax laws in these jurisdictions could change on a prospective or retroactive basis, and any such changes could adversely affect us and our effective tax rate.

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

Our international operations subject us to these laws and regulations, which are complex and constantly changing. They restrict business dealings with certain countries, governments, entities, and individuals and may enact, amend, enforce, or interpret further restrictions in a manner that materially impacts our operations.

Our subsidiary sells and installs products, and may provide related services, to distributors or contractors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

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

 Risks Related to our Management and Control Persons

Our largest shareholder, Fusion Fuel Green, holds substantial control over the Company and is able to influence all corporate matters, which shareholders may consider to not always be in their best interests.

Fusion Fuel Green holds substantial control of our Company with over 50% of the outstanding shares of common stock. By virtue of the ownership of common stock, Fusion Fuel Green is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our Company.

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

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance, but we plan to obtain it following an uplist to a National Exchange. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

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

Part of our management and board also serve on the management and board of ILUS. Our Executive Chairman, Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. (“DRCR”), the Chairman of the Board of Directors of CGrowth Capital, Inc. (“CGRA”), and the Chairman of the Board of Directors of Samsara Luggage Inc. (“SAML”). As a result, at certain points in time, these jointly represented companies may have members of management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. This and other conflicts of interest may arise between us and part our officers and directors in that they have other business interests currently, with respect to QIND, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. Our officers and directors, while key in identifying and securing our funding sources, may face conflicts of interest due to their affiliations with other entities, impacting how funds are allocated between us and such affiliated entities. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

In an effort to resolve potential conflicts of interest as between ILUS and QIND, our officers and director have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to QIND, before determining whether to include the opportunities in ILUS.

In general, our officers and director are required to present business opportunities to QIND and may present the opportunity to ILUS if the opportunity is aligned with the business of ILUS.

Potential investors should also be aware of the following potential conflicts of interest:

In the course of their other business activities, our officers and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our officers and director may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the combination. Our employment contracts have been filed as exhibits to this form 10-K.

The following table summarizes the entities to which our executive officers and director currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA SAML	Director & CEO Director Director Director Director

John-Paul Backwell	QIND HTOO	CEO CEO & Director

Louise Bennett	ILUS QIND	COO COO

Krishnan Krishnamoorthy	ILUS QIND	CFO CFO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and director will favor their other business interests over the needs of our company. These competing business interests could interfere with our ability to implement our business plan successfully.

Our majority owner Fusion Fuel Green collectively owns a substantial amount of our voting stock.

Collectively, Fusion Fuel Green owns or exercises voting and investment control of over 50% of our outstanding common stock and voting power in our Company. As a result, unless required by a stock exchange rule, investors may be prevented from affecting matters involving our Company, including:

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

Our common stock is quoted on the OTC Markets under the symbol, “QIND”. During the 30 trading days preceding December 31, 2024, the trading price of our shares in the OTC Market ranged from a minimum of $0.06 per share to a maximum of $0.075 per share. The market price of our common has been volatile and could continue to be volatile and fluctuate in price in response to various factors, many of which are beyond our control, including:

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of December 31, 2024, a total of 126,642,689 shares of our common stock were outstanding. Of those shares, 48,330,356 were without restriction in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

ITEM 1C. CYBERSECURITY RISK MANAGEMENT, STRATEGY, GOVERNANCE, AND INCIDENT DISCLOSURE

Quality Industrial Corp recognizes that cybersecurity is integral to safeguarding our operations, intellectual property, customer data, and stakeholder trust. Our cybersecurity risk management processes are designed to proactively assess, identify, and mitigate material risks from cybersecurity threats, ensuring alignment with our overall enterprise risk management framework.

Risk Assessment and Identification

We conduct regular cybersecurity risk assessments to identify potential vulnerabilities across our information systems, manufacturing platforms, and third-party integrations. We prioritize risks based on their potential impact to our financial condition, operational continuity, and reputation.

Risk Management Processes

Our cybersecurity strategy integrates multiple layers of defense to manage identified risks:

●	Preventive Controls: We deploy advanced firewalls, endpoint protection, and intrusion detection systems to secure our network infrastructure. Multi-factor authentication and encryption are enforced across critical systems and data repositories.
●	Monitoring and Detection: Continuous monitoring of our IT environment is facilitated through our IT manager.
●	Incident Response: We maintain an incident response plan that outlines procedures for containment, eradication, and recovery from cybersecurity incidents.
●	Employee Training: All employees receive mandatory cybersecurity awareness training at onboarding, covering phishing prevention, secure data handling, and reporting suspicious activities.

Third-Party Risk Management

Quality Industrial Corp relies on third-party vendors for certain operational and IT services. To mitigate risks associated with these partnerships, we implement a vendor risk management program that includes:

●	Due diligence reviews of vendors’ cybersecurity policies and practices prior to engagement.
●	Contractual requirements for vendors to maintain robust security controls and report incidents promptly.

Material Impact of Cybersecurity Risks

Cybersecurity threats have the potential to disrupt manufacturing operations, compromise sensitive data, or lead to regulatory penalties. Our proactive risk management processes are designed to minimize the likelihood and impact of such events. As described below, we did not experience cybersecurity incidents in the fiscal year ended December 31, 2024.

Cybersecurity Governance

Board Oversight

The Board of Directors exercises oversight of cybersecurity risks through its Audit Committee, which is responsible for reviewing and monitoring our cybersecurity strategy and risk management practices. The Audit Committee receives quarterly briefings from the Chief Operations Officer (COO) on emerging threats, incident trends, and the effectiveness of our cybersecurity program. These briefings include updates on risk assessments, third-party audits, and compliance with regulatory requirements, such as the SEC’s cybersecurity disclosure rules. The Board is informed annually on cybersecurity matters or as needed in the event of a significant incident.

Management’s Role

Management plays a critical role in assessing and managing material cybersecurity risks. Key responsibilities are assigned as follows:

●	Chief Operations Officer (COO): The COO, reporting to the Chief Executive Officer (CEO), leads the development and implementation of our cybersecurity strategy. With over 15 years of experience in cybersecurity the COO oversees risk assessments, incident response, and compliance with industry standards.
●	Incident Responses: Led by the IT manager, who is responsible for executing the incident response plan, coordinating with external partners

The COO provides updates to the CEO and escalates material issues to the Audit Committee as needed. Management’s expertise is further enhanced through ongoing professional development and participation in industry forums to stay abreast of evolving threats.

Incident Disclosure

Quality Industrial Corp is committed to timely and transparent disclosure of material cybersecurity incidents as required by SEC regulations. In the fiscal year ended December 31, 2024, we did not experience any cybersecurity incidents.

ITEM 2. PROPERTIES

Quality Industrial Corp. has a virtual office at 505 Montgomery Street, 94104, San Francisco, CA, USA. The cost per month is $115 and is renewed annually.

Al Shola Gas LLC leases facilities for a term of up to 1 year at the addresses. Set in the table below with the square feet sizes and monthly leasing prices as indicated per facility. In total, ASG leases properties exceeding 17,000 square feet.

Location	Lease Term	Area SqFt	Annual Rent in USD (3.67 AED)
Office at Hamsah building, O/112, Zabeel road, Dubai, U.A.E.	1 Year	1,222	$25,723
Warehouse No. 19, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, U.A.E.	1 Year	6,400	$7,115
Warehouse Plot No: 987-1006, Al Layan 1, DIC, Dubai, U.A.E.	1 Year	10,010	$30,518
Employee accommodation 17 units Plot No: 438-0, Muhaisanah second, DIC, Dubai, U.A.E.	1 Year	2,928	94,496
Total		20,550	$157,852

The lease for Al Shola Gas LLC is shared with the sister company AL Shola Al Modea Safety and Security LLC. The Rent expenses for the period ended December 31, 2024, amounted to:

Expense	Amount in USD
Office Rent Expenses	25,723
Warehouse/Store Rent Expenses	15,457
Labor Accommodation Rent Expenses	72,937
Total	$114,117

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be involved in various claims and legal proceedings of a nature we believe are normal and incidental to our business. These matters may include product liability, intellectual property, employment, personal injury caused by our employees, and other general claims. Aside from the following, we are not presently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We currently have no legal proceedings ongoing or pending for the Company.

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

Holders

As of December 31, 2024, we had 290 shareholders of common stock per our transfer agent’s shareholder list, with others held in street name.

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

As of December 31, 2024, and December 31, 2023, there were 126,642,689 and 127,129,694 shares of common stock issued and outstanding, respectively.

As of December 31, 2024, and December 31, 2023, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of December 31, 2024, and December 31, 2023, there were 20,000 and 0 shares of Series B stock of the Company issued and outstanding, respectively.

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their fair market value.

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

Recent Sales of Unregistered Securities

From January 1, 2023, to December 31, 2023, we made the following issuances:

●	On March 17, 2023, the Company issued to RB Capital Partners Inc. a two-year convertible promissory note in the principal amount of $200,000 (the “March 2023 Note”). The March 2023 Note bears interest at 7% per annum. The Company has the right to prepay the March 2023 Note at any time. All principal on the March 2023 Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

●	On May 4, 2023, the Company issued to Nicolas Link 2,750,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to John-Paul Backwell 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Carsten Kjems Falk 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Krishnan Krishnamoorthy 2,250,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to his employee contract.

●	On May 4, 2023, the Company issued to Louise Bennett 500,000 shares of our common stock with a grant-date and fair market value of the award as of June 1, 2022, at $0.0721 pursuant to her employee contract.

●	On May 8, 2023, the Company issued to Exchange Listing LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NASDAQ with a grant-date and fair value of the award, at $0.41 pursuant to a share purchase agreement signed on April 19, 2023.

●	On June 1, 2023, the Company issued to Jefferson Street Capital LLC 150,000 shares of our common stock with a grant-date and fair value of the award as of May 23, 2023, at $0.60 pursuant to a share purchase agreement signed on May 23, 2023.

On June 16, 2023, the Company issued to Sky Holdings Ltd. A six-month convertible promissory note in the principal amount of $550,000. The Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. On May 16, 2024, the promissory note was amended to have a conversion price equal to $0.0375 per share

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

From January 1, 2024, to December 31, 2024, we made the following issuances:

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

On April 26, 2024, we entered into an asset purchase agreement with Mr. Refer, the previous owner of the legacy business. Mr. Refer bought the intangible legacy assets of Wikisoft for a total consideration of 480,000 shares of common stocks to Quality Industrial Corp. (“QIND”) with a fair market value of $0.10 per common stock or $48,000. The shares were returned to the treasury. The legacy assets had no book value; therefore, we have recognized a gain of $48,000 related to this asset purchase.

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

On June 3, 2024, the Company issued 500,000 commitment shares of our common stock to Jefferson Street Capital, pursuant to a convertible note signed on May 21, 2024, with a fair value of $24,179

On June 5, 2024, the Company issued 884,365 shares of our common stock to Jefferson Street Capital LLC for the conversion of $25,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 20, 2024.

On June 13, 2024, the Company issued 3,009,680 shares of our common stock to Sky Holding Ltd. For the conversion of $77,000 of principal and $35,863 of accrued interest, pursuant to an amended convertible promissory note, signed on May 16, 2024.

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

On September 13, 2024, the Company issued 500,000 fully vested shares of our common stock to Safeguard Investments LLC, pursuant to a Consultancy contract signed on August 31, 2024, with a fair market value of $31,000 based on the market price of our stock on the date of grant.

On September 21, 2024, the Company cancelled 20,000,000 shares of common stock issued to Ilustrato Pictures International Inc. The shares were reissued to Ilustrato Pictures International Inc.as 20,000 series B preferred stock converting at 1:1000.

On September 20, 2024, the Company issued 2,500,000 shares of our common stock with a fair market value of $0.075 per share and a total value of $187,000 to JJ Astor Co., pursuant to a convertible note signed on September 21, 2024.

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

On November 20, 2024, the Company issued 4,890,788 shares of our common stock to Jefferson Street Capital LLC for the conversion of $35,000 of principal together with $15,000.00 of accrued and unpaid interest thereto, $0.00 in default principal and $1,500.00 in fees, totaling $51,500., pursuant to a convertible note signed on May 20, 2024.

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

Overview

QIND is a Nevada Corporation that is majority-owned by Fusion Fuel Green PLC (“HTOO”). HTOO functions as QIND’s parent company, and as such it concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to QIND, which functions as HTOO’s Industrial subsidiary.

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

Impact of Acquisitions

A significant component of our growth is through the acquisition and consolidation of our operating companies in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and sales synergies within the operating businesses with the aim to expand globally. The benefits of these integration efforts may not positively impact our financial results instantly but is expected to do so in the medium to long-term future.

Recent Developments

On March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an engineering and distribution company in the LPG industry in the United Arab Emirates. It was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by the General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, after several failed effort negotiations to restructure the deal and obtain information from the selling shareholders of Quality International, the Purchase Agreement with Quality International was terminated by Quality International. Subsequently, the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC that was signed on January 18, 2023, and amended on July 27, 2023. The company is in the process of unwinding the remaining part of the transaction consisting of the $2M buy-back commitment, with management aiming to recover the investment or parts of it. However, the investment may need to be written off if recovery proves unattainable.

On May 23, 2024, Quality Industrial Corp. entered into a binding term sheet with Actelis Networks, Inc., a Delaware corporation traded on the NASDAQ under the symbol ASNS, pursuant to which Actelis would acquire between 61% to 75% of the issued and outstanding shares of the Company’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. On August 30, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until October 1, 2024, unless mutually terminated earlier by the parties. On October 10, 2024, ASNS provided the Company with written notice of ASNS’ intent to terminate the Term Sheet in accordance with the termination provisions thereof, which required 30-day written notice of termination. Such 30-day period ended, and the Term Sheet was definitively canceled on November 11, 2024.

On November 14, 2024, Ilustrato Pictures International Inc. (“Ilustrato”) and eight additional sellers agreed to transfer 78,312,334 shares of common stock and 20,000 series B stock in the Company to Fusion Fuel Green PLC an Irish corporation traded on the NASDAQ under the symbol “HTOO”. Pursuant to a Share Purchase Agreement, the consideration for the Purchased Shares will be payable in shares of common stock and preferred stock of HTOO. As a result of this transaction, there was a change in control of the Company when the transaction closed on November 26, 2024. The shares transferred amount to 69.23% voting rights of the outstanding shares in our Company on a fully diluted and as-converted basis. Consequently, HTOO is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On April 8, 2025, the Company signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of Al Shola Al Modea Gas Distribution LLC. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as Exhibits 2.8 to this form 10-K.

Planned Developments

In 2025, the Company will allocate resources to our subsidiary Al Shola Gas to enhance efficiency, boost sales, and positively influence their financial performance with investment from our parent company, Fusion Fuel Green PLC. We also plan to invest in new vehicles for our subsidiary to improve their bulk LPG supply capabilities and increase our revenue. We expect that our revenue and operating expenses will rise as we implement the expansion plan related to our subsidiary. This increase will be due to administrative and operating costs linked to our business activities.

Results of Operation for the Year Ended December 31, 2024, and 2023

Revenues

We earned $11,177,567 in revenue for the year ended December 31, 2024, as compared with revenue of $0 for the year ended December 31, 2023. The addition of revenue is a result of the ASG acquisition on March 27, 2024. The revenue from Al Shola Gas has been consolidated from April 1, 2024, to December 31, 2024. Al Shola Gas had revenue for the 12 months ended December 31, 2024, of $14,268,840 compared to $10,839,209 for the 12 months ended December 31, 2023, an increase of 31.1%.

Operating Expenses

Operating expenses increased to $3,280,008 for the year ended December 31, 2024, from $2,766,256 for the year ended December 31, 2023. Our General and Administrative expenses are approximately the same for 2024 and 2023. The expenses in 2024 are however mainly due to General and Administrative expenses in our subsidiary Al Shola Gas, as opposed to 2023, where General and Administrative expenses were mainly due to shares issued to our management and Chairman in the amount of $2,233,000. We had an increase in professional fees from $315,011 in 2023, to $849,925 in 2024. The increase was related to one-off costs for a reaudit of our financials with our new auditor Bush and Associates CPA amounting to $95,000. Further we had legal one off-costs with our legal counsel, Lucosky Brookman LLP, for legal work carried out in connection with the merger with our new parent company Fusion Fuel Green PLC amounting to a total of $525,994.

We anticipate that our operating expenses will increase as we undertake our subsidiary expansion plan. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses

We had other non-operating expenses of $687,755 for the year ended December 31, 2024, compared to $1,466,476 for the year ended December 31, 2024.

Our non-operating expenses for the year ended December 31, 2024, compared to the same periods in 2023, were primarily lower due to Commitment and Conversion Fees for stock.

Non-Operating Income

We had other non-operating income of $427,554 for the year ended December 31, 2024, compared to $0 for the same period in 2023. Our other income for the year ended December 31, 2024, resulted from the reversal of interest payments on the loan agreements with Mahavir and Artelliq in the first quarter, which was unwound with the cancellation of the agreement with Quality International and the sale of intangible assets from the legacy business, Wikisoft Corp.

Net Income/Net Loss

We incurred Net income of $266,780 for the year ended December 31, 2024, compared to a net loss of $4,232,732 for the same period ended December 31, 2023. The growth in Net income is a result of the ASG acquisition on March 27, 2024. The Net Income from Al Shola Gas has been consolidated from April 1, 2024, to December 31, 2024. Al Shola Gas had Net Income for the 12 months ended December 31, 2024, of $2,051,645 compared to $1,743,974 for the 12 months ended December 31, 2023, an increase of 17.6%, which includes a 9% corporate tax provision imposed in the UAE for the FY 2024 as compared with 0% in 2023.

Liquidity and Capital Resources

As of December 31, 2024, and 2023, we had total current assets of $7,466,617 and $2,002,492, respectively, and total current liabilities of $11,363,612 and $5,782,017. The notes to the consolidated financial statements provide a breakdown for the periods ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, our working capital deficit was $3,896,995, compared to $3,779,525 as of December 31, 2023.

Net cash provided by operating activities was $1,154,846 for the fiscal year ended December 31, 2024, as compared with $2,358,808 provided for the fiscal year ended December 31, 2023.

Net cash used in investing activities was $(5,636) for the fiscal year ended December 31, 2024, as compared with $(5,500,000) provided for the fiscal year ended December 31, 2023.

Net cash (used in) provided by Financing activities was $(926,120) for the fiscal year ended December 31, 2024, as compared with $3,140,548 provided for the same period ended 2023.

Our primary liquidity and capital requirements include working capital for our subsidiary, Al Shola Gas, and general corporate operational needs. Historically, we have met these cash requirements through cash generated by financing activities.

The Company’s ability to continue as a going concern depends on its ability to continue to generate sufficient revenues and raise capital within one year from the date of this filing. Management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

The Company’s Debt Obligations as of December 31, 2024 (including convertible and promissory notes):

Lender	Date of Issue	Maturity Date	Principal Amount	Outstanding
RB Capital Partners Inc.	3 Aug 2022	3 Aug 2024	1,100,000	1,100,000
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000	200,000
Sky Holdings	16 Jun 2023	31 Dec 2024	550,000	473.000
RB Capital Partners Inc.	21 Dec 2023	20 Dec 2024	100,000	100,000
Sean Levi	20 Dec 2023	20 Dec 2024	100,000	100.000
Exchange Listing LLC	6 Feb 2024	6 Aug 2024	35,000	35,000
Jefferson	21 May 2024	21 Feb 2025	71,500	71.500
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	179,400	120,011
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	115,000	102,222
J.J. Astor & Co	20 Sep 2024	30 Jun 2025	405,000	374,625
Total			2,855,900	2,676,358

*	The convertible and promissory notes are described in financial footnotes and included in the exhibits. Amounts are principal amounts and exclude interest.

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

Impact of Acquisitions

Historically, our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvement initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results instantly, but this has historically been the case in future periods.

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

Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition of Contract-based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Further, refer to the Company’s significant accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages and positions of our current directors and executive officers.

Name	Current Age	Position
Nicolas Link	44	Executive Chairman of the Board
John-Paul Backwell	44	Chief Executive Officer
Krishnan Krishnamoorthy	59	Chief Financial Officer
Carsten Kjems Falk	50	Chief Commercial Officer
Louise Bennett	54	Chief Operational Officer
Sanjeeb Safir	51	Managing Director Middle East

Below is a brief description of the background and business experience of each of our current executive officers and directors.

Nicolas Link

Mr. Nicolas Link, Executive Chairman, 44, combines over 20 years of experience in the manufacturing and technology industries holding several senior management positions, including Founder, CEO, Strategic Advisor and Chairman positions. From 2003 until 2011, Mr. Link was Founder and CEO of Jewel Saffire Products Ltd, a company developing and integrating water mist technologies into firefighting solution. Since 2014, Mr. Link has served as the CEO of Firebug Group, a company focused on developing, manufacturing, and distributing firefighting products across the globe. Since 2014, he has also served as CEO of FB Fire Technologies Ltd (Firebug), an acquisition company. In 2020, Mr. Link became a Strategic Advisor for Ilustrato Pictures International Inc, “ILUS” and since 2021, Mr. Link has been Chief Executive Officer, and Chairman, leading the company’s strategic and synergetic mergers and acquisitions initiatives. on May 28, 2022, ILUS acquired the majority of the Company and Mr. Link, became the Chairman of the board of directors. On December 7, 2022, Mr. Link was appointed as CEO and Chairman of the Board of Directors for CGrowth Capital Inc., “CGRA,” an innovation and growth-orientated company focused on the acquisition and consolidation of disruptive technology and product businesses in the sports industry. He resigned as CEO on May 15, 2023. On January 8, 2024, Mr. Link was appointed as Chairman of the Board of Directors for Samsara Luggage Inc, “SAML”. Mr. Link also currently holds the position as Chairman of the Board of Directors at Dear Cashmere Holding Co “DRCR”., a company in the gambling and betting sector. Mr. Link holds a Marketing Diploma from Damelin College, South Africa.

Aside from that provided above, Mr. Link does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Link is widely regarded as a serial entrepreneur who has successfully started, grown, and exited several companies in the UK, UAE, China, Poland & South Africa. We believe that Mr. Link is qualified to serve on our board of directors because of his experience in leadership and management roles in the field of manufacturing and technology, as well as his experience taking companies public in the USA.

John-Paul Backwell

Mr. John-Paul Backwell, 44, is the Chief Executive Officer. He has more than 23 years of experience developing and leading global teams, predominantly in the fields of Manufacturing and Technology. He has a Bachelor of Arts degree in English Language and Literature/Letters from Stellenbosch University.

From 2000 to 2014, Mr. Backwell held various roles, including Sales Manager and Regional Sales Director, before becoming the Global Sales Director for FireBug Group, a company dedicated to developing, manufacturing, and distributing firefighting products worldwide, from 2014 to 2019. From 2019 until mid-2021, he was a Non-Executive Director at ConnectNow, a Software-as-a-Service technology firm, and Managing Director of Detego Global, a British company specializing in digital forensics. Mr. Backwell also previously served as the Managing Director of Ilustrato Pictures International, Inc., and as director and CEO on the Board of Directors for Samsara Luggage Inc. Currently, Mr. Backwell is currently a Director and Chief Executive Officer of Fusion Fuel Green PLC, our parent company.

Aside from that provided above, Mr. Backwell does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Louise Bennett

Ms. Louise Bennett, Chief Operational Officer, 54, has gained over 25 years of experience in the senior management of global engineering, manufacturing, and distribution businesses. Since March 2014, she has served as the General Manager of FB Fire Technologies Ltd (FireBug), a company focused on developing, manufacturing and distributing firefighting products across the globe. From 2021 to the present, Ms. Bennett serves as the Chief Operations Officer of Ilustrato Pictures International, Inc. She has a High School O-level degree from Kirk Hallam Comprehensive School in the UK.

Aside from that provided above, Ms. Bennett does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Krishnan Krishnamoorthy

Mr. Krishnan Krishnamoorthy, Chief Financial Officer, 59, has amassed more than 39 years of experience in the financial management of public and private companies in London, UAE, Bahrain, Dubai, Singapore, and India.

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

From 2013 through 2019, Mr. Falk was Chief Executive Officer of Domino’s Pizza Denmark. During that period, he was three times awarded global winner of “best digital” by Domino’s International for driving online sales from 30% to 90% of total sales. Since 2019, he has been self-employed as a Management Consultant for industrial investors and corporate clients seeking expert advice on SaaS and FMCG industries, including digital transformation, business development, strategy, sales marketing, and operational excellence. Mr. Falk joined QIND (previously WSFT) on June 1, 2020, as Deputy Chief Executive Officer and signed a new contract as Chief Executive Officer on September 1, 2020. On October 21, 2022, Mr. Falk resigned as our Chief Executive Officer and was subsequently appointed by our board of directors as our Chief Commercial Officer. Since June 2022, Mr. Falk has also served as Chief Commercial Officer of Ilustrato Pictures International, Inc. from June 2022 until October 2024.

Aside from that provided above, Mr. Falk does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Sanjeeb Safir

On September 2, 2024, the Board appointed Sanjeeb Safir as our newly appointed Managing Director for the Middle East Region. From 2008 until present, Mr. Safir has been the Managing Director of Al Shola Al Modea Gas and Distribution LLC.

Aside from that provided above, Mr. Safir does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors, or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K.

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

For the fiscal year ending December 31, 2024, and 2023, the board of directors:

Reviewed and discussed the audited financial statements with management and reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2024, and 2023, to be included in this Form 10-K.

On October 30, 2023, the Board adopted a written charter setting forth the authority and responsibilities of the Compensation, Audit, Nominating and Corporate Governance Committee.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the Board or the Compensation Committee, or other committee serving an equivalent function of any entity that has one or more executive officers who serve as members of the Board or its Compensation Committee. None of the members of the Compensation Committee is, or has ever been, an officer or employee of the Company.

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics and Insider Trading Policy that applies to our executive officers, directors, and employees. Copies are filed as Exhibits to this form 10-K.

Director Independence

We use the definition of “independence” as stipulated by NASDAQ to make the following determination regarding Director Independence. In making the determination of whether a member of the board is independent, our board also considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.

Under such definitions, we do not have any independent directors. We intend to appoint independent directors to serve on the above committees, with three of the independent directors serving as chair of the three respective committees (Audit, Compensation & Nominating Committee).

Conflicts of Interest

Some members of our management and board also serve on the management and board of ILUS. Our Executive Chairman, Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. (“DRCR”), the Chairman of the Board of Directors of CGrowth Capital, Inc. (“CGRA”), and the Chairman of the Board of Directors of Samsara Luggage Inc. (“SAML”). As a result, at certain points in time, these jointly represented companies may have members of management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. This and other conflicts of interest may arise between us and part our officers and directors in that they have other business interests currently, with respect to QIND, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. Our officers and directors, while key in identifying and securing our funding sources, may face conflicts of interest due to their affiliations with other entities, impacting how funds are allocated between us and such affiliated entities. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

In an effort to resolve potential conflicts of interest as between ILUS and QIND, our officers and director have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to QIND, before determining whether to include the opportunities in ILUS.

In general, our officers and director are required to present business opportunities to QIND, and may present the opportunity to ILUS if the opportunity is aligned with the business of ILUS.

Potential investors should also be aware of the following potential conflicts of interest:

In the course of their other business activities, our officers and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our officers and director may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the combination. Our employment contracts have been filed as exhibits to this form 10-K.

The following table summarizes the entities to which our executive officers and director currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA SAML	Director & CEO Director Director Director & CEO Director

John-Paul Backwell	QIND HTOO	CEO Director & CEO

Louise Bennett	ILUS QIND	COO COO

Krishnan Krishnamoorthy	ILUS QIND	CFO CFO

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names. Each of our officers only have employment contracts in QIND and our parent company ILUS.
(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor their other business interest over the needs of our company. These competing business interests could interfere with our ability to successfully implement our business plan.

ITEM 11. EXECUTIVE COMPENSATION.

	Summary Compensation Table as of December 31, 2024
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards* ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicolas Link	2024								0
Executive Chairman	2023			*738,275					$738,275
John-Paul Backwell	2024	35,000		36,500					$71,500
CEO	2023			*702,500					$702,500
Krishnan Krishnamoorthy	2024								0
CFO	2023			*162,500					$162,500
Louise Bennett	2024								0
COO	2023			*130,550					$130,550
Carsten Falk	2024	$107,500						27,500	$135,000
CCO	2023	$52,500		*499,725				17,500	$569,725
Sanjeeb Safir	2024	$40,000		65,000					$105,000
MD Middle East	2023								0

*	Includes 10,000,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of June 1, 2022, at $0.0721 issued on May 4, 2023, and 5,600,000 common shares to our officers and director pursuant to their employee contracts with a grant-date and fair value of the award as of September 15, 2023, of $0.27.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Our Director and Officers executed employment agreements with an effective date of July 1, 2023 and have been filed as exhibits to this Form 10-K. Under the executive employment agreements, each executive is entitled to receive a cash bonus at the time of the Company’s uplisting to a National Stock Exchange, which shall be equivalent to any accrued base salary from the effective date of July 1, 2023, through the uplisting date.

Nicolas Link

On November 14, 2023, the Company entered into an employment agreement with Mr. Link to serve as Executive Chairman effective upon the Company’s uplist to a National Exchange, through June 30, 2024, (the “Link Agreement”). Pursuant to the Link Agreement, Mr. Link receives an annual base salary of $420,000 in periodic instalments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Link’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mr. Link may receive an annual bonus of up to 100% of his annual base salary as well as equity awards, determined by an agreed to set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplists to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

John-Paul Backwell (Chief Executive Officer)

On November 14, 2023, the Company entered into an employment agreement with Mr. Backwell to serve as Chief Executive Officer effective as of July 1, 2023, through June 30, 2024, (the “Backwell Agreement”). Pursuant to the Backwell Agreement, Mr. Backwell receives an annual base salary of $420,000 in periodic instalments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Backwell’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mr. Backwell may receive an annual bonus of up to 100% of his annual base salary as well as equity awards, determined by an agreed to set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplists to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

Louise Bennett (Chief Operations Officer)

On November 14, 2023, the Company entered into an employment agreement with Mrs. Bennett to serve Chief Operations Officer effective upon the Company’s uplist to a national exchange, through June 30, 2024, (the “Bennett Agreement”). Pursuant to the Bennett Agreement, Mrs. Bennett receives an annual base salary of $220,000 in periodic instalments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mrs. Bennett’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mrs. Bennett may receive an annual bonus of up to 100% of her annual base salary as well as equity awards, determined by an agreed to set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplists to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

Carsten Kjems Falk (Chief Commercial Officer)

On November 14, 2023, the Company entered into an employment agreement with Mr. Falk to serve Chief Commercial Officer effective upon the Company’s uplist to a national exchange, through June 30, 2024, (the “Falk Agreement”). Pursuant to the Falk Agreement, Mr. Falk receives an annual base salary of $300,000 in periodic instalments in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Falk’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time and he will also be eligible to receive certain employee benefits. Additionally, Mr. Falk may receive an annual bonus of up to 100% of his annual base salary as well as equity awards, determined by an agreed set of corporate goals and objectives. The Executive is entitled to receive an uplist bonus in cash, once the Company uplists to a National Exchange. The bonus will be equivalent to the accrued base salary from July 1, 2023, until the effective date.

Sanjeeb Safir - Managing Director for the Middle East Region

On September 2, 2024, the Board appointed Sanjeeb Safir as our newly appointed Managing Director for the Middle East Region. Pursuant to the Employment Agreement, Mr. Safir receives an annual base salary of $120,000 in periodic installments, in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Safir’s salary will be subject to adjustment pursuant to the Company’s employee compensation policies in effect from time to time. He will also be eligible to receive certain employee benefits. Additionally, Mr. Safir may receive an annual bonus of up to 25% of his annual base salary as well as equity awards, determined by an agreed set of corporate goals and objectives. The Executive has received a sign-on bonus consisting of 1,000,000 shares in the company upon entering the contract.

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

Upon the Company’s uplist to a National Exchange through an initial public offering (IPO), the Chief Financial Officer is entitled to an appropriate market-based salary in accordance with the size and performance of the business, payable in 12 equal monthly payments, on the last day of every month, plus annual bonus in line with any incentive program that the Company may have in place at the time, all subject to approval by the Board of Directors.

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

Outstanding Equity Awards at Fiscal Year-End

Other than as discussed above, no executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the years ended December 31, 2024, and 2023.

Long-Term Incentive Plans

There are no arrangements or plans under which the Company would provide pension, retirement or similar benefits for our Director or Executive Officers.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as Directors. The Board of Directors has the authority to fix the compensation of Directors.

Director Independence

We use the definition of “independence” by the NASDAQ to make the following determination. In making the determination of whether a member of the board is independent, our board also considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding beneficial ownership of our capital stock for (i) all executive officers and directors as a group and (ii) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of our capital stock. The percentage of beneficial ownership in the table below is based on 126,642,689 shares of common stock deemed to be outstanding as of December 31, 2024. Unless otherwise indicated, the address of each beneficial owner listed in the table below is 505 Montgomery Street, San Francisco, CA 94104.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership(2)
Directors and Officers:
Nicolas Link	0	0%
John-Paul Backwell	0	0%
Krishnan Krishnamoorthy	0	0%
Louise Bennett	0	0%
Carsten Falk	0	0%
Sanjeeb Safir	0	0%
All executive officers and directors as a group (6 persons)	0	0%

5% Holders	98,312,334	67%
Fusion Fuel Green PLC[3]

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Based upon 126,642,689 common shares issued and outstanding as per December 31, 2024, and 20,000 Series B stock issued and outstanding as per December 31, 2024.

(3)

On November 18, 2024, Quality Industrial Corp., a Nevada corporation, Fusion Fuel Green PLC, an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation , a stockholder of the Company, and certain other stockholders of the Company together with the Company and Fusion Fuel, entered into a Stock Purchase Agreement, dated as of November 18, 2024. Under the Purchase Agreement, the Sellers transferred an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 67.36% of the voting stock of at the time to Fusion Fuel Green PLC. Fusion Fuel issued 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers. As a result of these transactions, Quality Industrial Corp. is a public company focused on the industrial, oil & gas and utility sectors and is a subsidiary to HTOO.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2024, and 2023, for professional services rendered by our independent registered public accounting firm Bush and Co LLP:

Fees	2024	2023
Audit Fees	$48,000	$25,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$48,000	$25,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2024 and 2023 fiscal years. 2023 audit fee excludes a reaudit of 2022 and 2023 totaling $95,000.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2024, and 2023, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2024 and 2023 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Quality Industrial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Quality Industrial Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency for the period ended December 31, 2024 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that the following is a critical audit matter.

Acquisition of 51% Stake in Al Shola Al Modea Gas Distribution LLC

As described in Note 11 to the consolidated financial statements, on March 27, 2024, the Company entered into a definitive Stock Purchase Agreement to acquire a 51% stake in Al Shola Al Modea Gas Distribution LLC (“ASG”) for $10,000,000. The transaction includes a complex payment structure with $9,000,000 to be paid in eight quarterly tranches over 24 months and the remaining $1,000,000 to be paid within 12 months of closing. The acquisition provided the Company with two non-paid board seats, including the Chairman position. Additionally, the Company disclosed that after failed negotiations to restructure a separate deal, it terminated a Purchase Agreement with Quality International that was originally signed on January 18, 2023, and amended on July 27, 2023.

We identified the accounting for this acquisition as a critical audit matter because of the significant judgment required by management in determining: (1) whether the Company obtained control of ASG, (2) the appropriate acquisition date, (3) the fair value of consideration transferred, (4) the identification and valuation of assets acquired and liabilities assumed, and (5) the determination of non-controlling interest. The transaction’s structure with multiple payment tranches, board representation arrangements, and the terminated agreement with Quality International increased the complexity of the audit procedures required to evaluate the accounting treatment. Auditing these elements involved especially challenging, subjective, and complex auditor judgment due to the nature and significance of the transaction and the extent of audit effort required, including the involvement of valuation professionals.

Our audit procedures related to the Company’s accounting for the acquisition included the following, among others:

●	Obtaining and reviewing the Stock Purchase Agreement and related documents to understand the terms and conditions of the transaction
●	Evaluating management’s determination of the acquisition date and whether control was obtained
●	Testing management’s valuation of the consideration transferred, including the assessment of deferred payments
●	Assessing the completeness and valuation of identified assets acquired and liabilities assumed
●	Evaluating the methodology and significant assumptions used by management and their valuation specialists to determine fair values
●	Evaluating the Company’s accounting for the non-controlling interest
●	Testing the mathematical accuracy of management’s calculations
●	Evaluating the adequacy of the Company’s disclosures related to the acquisition

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 28, 2025

PCAOB ID Number 6797

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2024 Audited	December 31, 2023 Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$225,582	$2,492
Inventory	1,224,309	-
Accounts Receivable	3,205,961	-
Deposits	810,765	-
Other Current Assets	2,000,000	2,000,000
Total Current Assets	7,466,617	2,002,492

Non-Current Assets
Long Term Investments	-	6,500,000
Property, Plant and Equipment	49,115	-
Right-of-Use assets	202,680	-
Related Party Receivables	1,979,772	333,133
Goodwill	8,411,100	-
Total Non-current Assets	10,642,667	6,833,133
Total Assets	$18,109,284	$8,835,625
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,116,876	$166,577
Related Party Payables	-	-
Lease Operating Liabilities	80,950	-
Convertible Notes, net of discount	2,584,054	-
Other payables - current	5,777,920	5,379,554
Other Current Liabilities	803,812	235,886
Total Current Liabilities	11,363,612	5,782,017

Non-Current Liabilities
Lease Operating Non-Current Portion	132,741	-
Convertible Notes, net of discount	-	2,310,109
Other payables – long-term	4,616,039	-
Total Long-Term Liabilities	4,748,780	2,310,109
Total Liabilities	16,112,392	8,092,126
Stockholders’ Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 20,000 and 0 Series B shares issued and outstanding as of as of Dec 31, 2024, and December 31, 2023, respectively	20	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 126,642,689 and 127,129,694 shares issued and outstanding as of Dec 31, 2024, and December 31, 2023, respectively	126,645	127,132
Additional paid-in capital	18,046,911	17,319,899
Retained Earnings/ accumulated Deficit	(17,226,549)	(16,703,532)
Noncontrolling interest	1,049,865	-
Total stockholders’ Equity	1,996,892	743,499
Total liabilities and stockholders’ Equity	$18,109,284	$8,835,625

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	December 31, 2024 Audited	December 31, 2023 Audited
Revenue	$11,177,567	$-

Cost of revenues	7,214,304	-

Gross profit	3,963,263	-

Operating expenses
Professional fees	849,925	315,011
General and administrative	2,430,083	2,451,245
Total operating expenses	3,280,008	2,766,256

Income (loss) from operations	683,255	(2,766,256)

Other (income) expenses
Interest expense	94,688	8,999
Interest on Convertible Notes	217,226	137,448
Commitment and Conversion Fees	218,500	1,237,245
Discount on Convertible Notes	157,341	82,784
Other Income	(427,554)	-
Total other (income) expense, net	260,201	1,466,476

Net Income (Loss) Before Provision for Income Taxes	423,054	(4,232,732)

Corporate Income Tax	156,274	-

Net Income (Loss)	266,780	(4,232,732)
Less: net income attributable to noncontrolling interest	789,797	-
Net income (loss) attributable to QIND stockholders	$(523,017)	$(4,232,732)

Weighted average common shares outstanding	128,571,466	114,665,519

Net income (loss) per common share - basic and diluted	(0.00)	(0.04)

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the year Ended December 31, 2024

	Preferred Stock A		Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2023	-	-	-	-	127,129,694	127,132	-	-	17,319,899	(16,703,532)	743,499
Issuance of shares of common stock for Cash	-	-	-	-	1,000,000	1,000	-	-	29,000	-	30,000
Issuance of shares of common stock for services	-	-	-	-	650,000	650	-	-	44,975	-	45,625
Issuance of shares as a commitment fee	-	-	-	-	3,000,000	3,000	-	-	208,676	-	211,676
Issued shares from conversion of convertible note	-	-	-	-	13,842,995	13,844	-	-	373,402	-	387,246
Share buyback	-	-	-	-	(480,000)	(480)	-	-	(47,520)	-	(48,000)
Common Stock Converted to Prefer B stock	-	-	20,000	20	(20,000,000)	(20,000)	-	-	19,980	-	-
Common stock issued as staff compensation	-	-	-	-	1,500,000	1,500	-	-	98,500	-	100,000
Minority Interest	-	-	-	-	-	-	-	260,068	-		260,068
Income for the year	-	-	-	-	-	-	-	789,797	-	(523,017)	266,780

Total Shareholders’ Equity as of December 31, 2024	-	-	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892

For the year Ended December 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	-	-	102,833,709	$102,886	12,174,975	$(12,470,800)	$(192,939)
Common stock issued for cash	-	-	6,410,971	6,411	1,993,589	-	2,000,000
Common stock issued to Management	-	-	15,600,000	15,600	2,217,400	-	2,233,000
Common stock issued for services	-	-	1,693,256	1,693	721,042	-	722,735
Common stock issued as commitment shares	-	-	300,000	300	125,700	-	126,000
Common stock issued against Note conversion	-	-	241,758	242	16,258	-	16,500
Adjustment for Warrants	-	-	-	-	70,935	-	70,935
Net Income	-	-	-	-	-	(4,232,732)	(4,232,732)
Balance, December 31, 2023	-	-	127,129,694	$127,132	17,319,899	$(16,703,532)	$743,499

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	December 31, 2024	December 31, 2023
Cash flows from operating activities
Income (Loss) for the period	266,780	(4,232,732)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	311,914	146,447
Non-Cash Stock Compensation Expense	100,000	2,303,935
Stock issued for Services	45,625	-
Non-cash expenses	-	931,476
Commitment fees	211,676	-
Corporate Income Tax Expense	156,274	-
Depreciation and Amortization	124,084	-
Other income	(427,554)	-
Discount on convertible Notes	157,341	-
Changes in Assets and Liabilities, net
Inventory	181,922	-
Accounts Receivable	(506,135)	-
Deposits	(259,177)	-
Related Party Receivables	(146,639)	-
Other current assets	-	(2,343,125)
Accounts Payable	1,260,906	138,774
Lease Operating Liabilities	(53,870)	-
Other payables - current	(272,140)	-
Other payables - non current	(86,208)	-
Other Current Liabilities	90,047	5,414,033
Net cash provided by operating activities	1,154,846	2,358,808

Cash flows from investing activities
Addition of Fixed Assets	(5,636)	-
Changes in Non-current assets	-	(5,500,000)
Net cash used in investing activities	(5,636)	(5,500,000)

Cash flows from financing activities

Proceeds from issuance of common stock	30,000	2,000,000
Proceeds from Convertible Note, net	503,848	1,286,995
Finance cost	(185,951)	(146,447)
Changes in Noncontrolling Interest	(1,274,017)	-
Net cash (used in) provided by financing activities	(926,120)	3,140,548
Net increase/(decrease) in cash and cash equivalents	223,090	(644)
Cash and cash equivalents at the beginning of the year	2,492	3,136
Cash and cash equivalents at end of the year	225,582	2,492

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

We changed ownership on May 28, 2022, when ILUS at the time, acquired 77.4% of the outstanding shares in our Company. Consequently, ILUS was able to unilaterally control the election of our board of directors, all matters upon which shareholder approval was required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk resigned as our Chief Executive Officer and was appointed as our Chief Commercial Officer.

In line with the change in control and business direction, our Company changed its name to Quality Industrial Corp. with the ticker QIND, with a market effective date of August 4, 2022. As a result of these transactions, Quality Industrial Corp. became a public company focused on the industrial, oil & gas and utility sectors. The Company filed articles of merger with the Secretary of State of Nevada in order to effectuate a merger with our wholly owned subsidiary, Quality Industrial Corp. Shareholder approval was not required under Section 92A.180 of the Nevada Revised Statutes. As part of the merger, our board of directors authorized a change in our name to “Quality Industrial Corp.” and our Articles of Incorporation have been amended to reflect this name change. Our common stock trades under the symbol “QIND.”

After ILUS acquired control of QIND, on May 28, 2022, ILUS signed a binding letter of intent on June 28, 2022, to acquire 51% of Quality International, an international process manufacturing company, manufacturing custom solutions for the oil & gas, petrochemical & refinery, chemical & fertilizer, power & desalination, water & wastewater, and offshore industries.

On March 9, 2023, we changed the SIC code of the Company to SIC 3590 - Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

On March 27, 2024, the Company signed a definitive Share Purchase Agreement with Al Shola Al Modea Gas LLC (“ASG”). ASG is an Engineering and Distribution Company in the LPG Industry in the U.A.E. and was established in 1980. The company are one of the leading suppliers & contractors of LPG centralized pipeline systems. ASG has been consolidated since acquired on March 27, 2024.

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

On November 18, 2024, Quality Industrial Corp., a Nevada corporation, Fusion Fuel Green PLC, an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation, a stockholder of the Company, and certain other stockholders of the Company, entered into a Stock Purchase Agreement, dated as of November 18, 2024. Under the Purchase Agreement, the Sellers transferred an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 67.36% of the voting stock of at the time to Fusion Fuel Green PLC. Fusion Fuel issued 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers. As a result of these transactions, Quality Industrial Corp. is a majority owned subsidiary of HTOO.

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

The accompanying audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying audited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-K and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of Quality Industrial Corp. as of and for the year ended December 31, 2023, filed with the SEC on April 8, 2024.

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

Depreciation expense for the twelve months ended December 31, 2024, and 2023 was $59,203 and $0, respectively

Deposits, Advances and Prepayments

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

Deposits & Advances Details	USD
Project Job Refundable Security Deposit Against Project Performances	462,180
DEWA Office	545
Emarat General Petroleum Corporation LLC	13,624
WASL Land	5,450
Dubai Properties	34,060
Dubai Real Estate Corporation	6,812
DIRE Land	6,812
Emirates Gas LLC	13,624
Energy Tech	8,937
Total	$552,044

PREPAID EXPENSES	December 31, 2024
Prepaid Expenses	USD
Hamsah Office Rent	5,714
Store Rent	604
Godown Rent Al Qusais	1,208
Godown Rent Al Lewan	1,333
Group Life Insurance	336
Third Party Liability	1,883
Group Medical Insurance
a. Management	3,697
b. Cat A	1,044
c. Cat B	1,471
Employers Liability	69
Accommodation Rent	6,669
DCD License	277
Trade License	1,038
Visa Cost	45,130
70,472
Other Pre Payments
Aiwa Energy	81,744
Aiko Mall	81,744
Aswaaq Shopping Mall	24,762
188,249
Total	$258,721

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas amounting to $139,985 as of December 31, 2024, are provided to employees, in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.

Employee end of service benefits Al Shola Gas	December 31, 2024
Balance at Beginning	154,261
Add: charge for the period	93,337
Less: Settlement for the period	(107,613)
Balance at the end of the period	139,985

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

The principal activity of the Company is through our operating subsidiary, Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”), we provide comprehensive solutions for the liquefied petroleum gas (“LPG”) industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Revenue from contracts with customers is recognized when control of the goods or services are transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The company has applied the five-step approach below and has generally concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

1.	Identify the contract with a customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price.

5.	Recognize revenue when the entity satisfies the performance obligation.

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

Rounding

For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded to the nearest whole number. However, the underlying data used in the calculations is not rounded, and the totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

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

Particulars	Year Ended December 31, 2024 (audited)	Year Ended December 31, 2023 (audited)
Basic and diluted EPS*
Numerator
Net income/(loss)	266,780	(4,232,732)
Net Income attributable to common stockholders	(523,017)	(4,232,732)
Denominator
Weighted average common shares outstanding	128,571,466	114,672,916
Number of shares used for basic EPS computation	126,642,689	127,129,694
Basic EPS	(0.00)	(0.03)
Number of shares used for diluted EPS computation*	146,892,689	127,379,694
Diluted EPS	(0.00)	(0.03)

*	Includes 250,000 issued warrants in 2023, and 2024 and 20,000 series B stock converting at 1:1000 in 2024.

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

Corporate Tax Provision

On January 1, 2024, the UAE introduced a Corporate Tax applicable to Companies on taxable income of above AED 375,000 (i.e., equivalent to USD 102,000 approx.) with a rate of 9% subject to certain conditions/requirements, and due filing of return within nine (9) months to the FTA, post the financial year ending 2024. This relevant tax provision has been accounted for with our UAE based subsidiary Al Shola Gas.

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

Reclassifications

Certain reclassifications have been made to the December 31, 2023, balance sheet to conform to the December 31, 2024, presentation. These reclassifications had no impact on the net loss or loss per share as previously reported.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents as of December 31, 2024, and December 31, 2023. There were $225,582 and $2,492 in cash and cash equivalents as of December 31, 2024, and December 31, 2023, respectively.

	December 31, 2024	December 31, 2023

Cash and Cash Equivalents
Cash in hand	122,432	2,389
Cash at bank	103,150	103
Total	$225,582	$2,492

Accounts Receivables

Accounts receivable arise from our subsidiary Al Shola Gas consolidated as of December 31, 2024. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project milestone is completed, and approvals are obtained, or after the goods or services are transferred and according to the payment terms with the customer. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience.

Accounts Receivables Ageing Al Shola Gas	December 31, 2024	December 31, 2023
1-30 days	992,416	1,327,272
31-60 days	595,763	800,910
61-90 days	609,407	401,584
+90 days	1,008,375	1,182,944
Total	3,205,961	3,712,711

Other Current Assets

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buyback agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement.

NOTE 5. NON-CURRENT ASSETS

Related Party Receivables

As of December 31, 2024, and December 31, 2023, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a former majority shareholder of the Company, of $1,979,772 and $333,133, respectively. As of December 31, 2024, $479,772 are related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from each other under the agreement was $1,000,000. The purpose of the agreement was to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms after that unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum. The remaining $1,500,000 relates to an asset purchase agreement the Company signed on June 21, 2024, with Ilustrato Pictures International Inc. to acquire the long-term investment of $1,500,000 in Quality International. ILUS agreed to reimburse the Company for the $1,500,000 invested into Quality International that was subsequently canceled and not returned.

The Company’s majority-owned subsidiary, Al Shola Al Modea Gas LLC has a sister company, Al Shola Al Modea Safety and Security LLC, an established fire safety company registered in the United Arab Emirates. While both entities operate independently, there is a limited overlap in their customer base. In certain instances, customers may remit payment for goods or services provided by both companies to only one of the entities. These transactions are recorded as related party transactions on the transaction date and are reconciled monthly between the respective related party accounts. As of December 31, 2024, there were no outstanding balances between Al Shola Gas and Al Shola Al Modea Safety and Security.

Long Term Investments

As of December 31, 2024, and December 31, 2023, Long Term investments were $0 and $6,500,000 Respectively.

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

The loan agreements with Mahavir and Artelliq were unwound with the cancellation of the agreement with Quality International and were not an obligation of the Company as of March 31, 2024, including accrued interest. The liability balances were charged against the investment as part of the cancellation with Quality International on April 1, 2024.

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

The Company acquired 51% of Al Shola Gas LLC for $10,000,000 and now owns 51% of the Net Assets of Al Shola Gas. The net assets of Al Shola Gas were $3,115,491 on March 31, 2024, of which $1,588,900 (51%) is owned by QIND. The remaining $1,526,591 (49%) of net assets are held by a minority interest or noncontrolling interest. The purchase price of $10,000,000 minus the net assets held by the Company in Al Shola Gas equating to $8,411,100 is part of the Company’s Goodwill. The noncontrolling interest has been presented separately on the accompanying consolidated balance sheet and statement of operations.

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Accounts payable of $2,116,876 as of December 31, 2024, include Trade and Other Payables in our subsidiary Al Shola Gas International, $1,315,155 compared to $799,151 as of December 31, 2023.

Accounts Payable Ageing Al Shola Gas	December 31, 2024	December 31, 2023
1-30 days	710,438	99,572
31-60 days	272,627	107,115
61-90 days	169,515	103,598
+90 days	964,296	488,866
Total	2,116,876	799,151

Operating Lease Liabilities - Current

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. In connection with this acquisition, we acquired right-of-use assets of $224,040 and operating lease liabilities of $233,221 associated with lease agreements with a term extending beyond twelve months for vehicles. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. During the year ended December 31, 2024, we recognized rent expense of $76,147.

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

On December 20, 2023, the Company issued a one-year convertible promissory note in the principal amount of $100,000 to Sean Levi. This Convertible Promissory Note (the “Note”) shall bear a minimum of Twenty percent (20%) interest which will be payable within 5 business days from when the company receives the IPO funding, and thereafter Fifteen percent (15%) per annum will be charged. The Note is for 1 year and cannot be converted until (6) months from the date first written above has passed. Fifty Percent (50%) of the value of this note in commitment shares to be issued at a 25% discount to the IPO price. These shares are to be issued upon uplist to the NASDAQ and must be held for six (6) months. If QIND does not uplist, then Holder will be issued 200% of the value of this note in QIND stock listed on the OTC Markets. Upon payment in full of the principal, this Note shall be surrendered to the Company for cancellation.

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

On July 3, 2024, we issued a convertible promissory note 1800 Diagonal Lending LLC in the principal amount of $179,400. A one-time interest charge of thirteen percent with a total of $23,322 was applied on the Issuance Date. The first payment shall be due August 15, 2024, with eight subsequent payments due on the 15th of each month thereafter. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $22,524.67 (a total payback to the Holder of $202,722). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. There is no Balance Due remaining under this Note.

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

Certain convertible notes include original issuance discounts or other issuance type costs resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the twelve months ended December 31, 2024, amortization related to these discounts totaled $115,509 which has been reflected within interest expense on the consolidated statements of operations. As of December 31, 2024, total unamortized debt discounts were $92,304 which has been presented net of the convertible notes on the accompanying consolidated balance sheet.

A summary of these outstanding convertible notes and accrued interest as of December 31, 2024, is summarized below:

Debt & Interest Payable

Lender	Date of Issue	Maturity Date	Principal Amount	Paid	Converted	Outstanding	Interest
RB Capital Partners Inc.	3 Aug 2022	3 Aug 2024	1,100,000	-	-	1,100,000	186,066
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000	-	-	200,000	25,158
Jefferson	23 May 2023	31 Dec 2024	220,000	-	220,000	-	-
Sky Holdings	16 Jun 2023	31 Dec 2024	550,000	-	77,000	473,000	59,596
1800 Diagonal Lending	31 July 2023	28 Feb 2024	174,867	174,867	-	-	-
1800 Diagonal Lending	15 Aug 2023	30 May 2024	118,367	118,367	-	-	-
RB Capital Partners Inc.	21 Dec 2023	20 Dec 2024	100,000	-	-	100,000	10,027
Sean Levi	20 Dec 2023	20 Dec 2024	100,000	-	-	100,000	19,670
Exchange Listing LLC	6 Feb 2024	6 Aug 2024	35,000	-	-	35,000	3,164
Jefferson	21 May 2024	21 Feb 2025	71,500	-	-	71,500	4,404
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	179,400	39,456	19,933	120,011	11,604
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	115,000	12,778	-	102,222	3,987
J.J. Astor & Co	20 Sep 2024	30 Jun 2025	405,000	30,375	-	374,625	-
1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	174,867	174,867		-	-
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	118,367	118,367	-	-	-
Less: Interest Paid							(60,126)
Total			2,855,900	669,076	316,933	2,676,358	263,551

Discount on Convertible Notes

Lender	Date of Issue	Maturity Date	Discount

1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	20,117
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	13,617
Jefferson	21 May 2024	21 Feb 2025	6,500
J.J. Astor & Co	20 Sep 2024	4 Jul 2025	105,000
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	15,000
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	23,400
Jefferson Capital (JC)	21 May 2024	21 Feb 2025	24,179
Less: Amortized			(115,509)
Balance as of December 31, 2024			92,304

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their fair market value

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

While preparing our financial statements for the year ended December 31, 2024, we identified an error in the previously issued Form 10-K for the prior period, filed on April 10, 2024. Specifically, we inaccurately did not account for the impact of the aforementioned warrants on our financial statements, which have now been restated for the period ended December 31, 2023, as follows:

Consolidated Balance Sheet

Line Item	As Previously Reported	Adjustment	As Restated
Stockholders’ Equity Additional Paid-in Capital	$17,248,964	$70,935	$17,319,899
Retained Earnings	$(16,632,597)	$70,935	$(16,703,532)

Consolidated Statement of Operations

Line Item	As Previously Reported	Adjustment	As Restated
General and Administrative Expenses Stock based compensation	$2,233,000	$70,935	$2,303,935
Net Income	$(4,161,797)	$(70,935)	$(4,232,732)

Consolidated Statement of Cash Flows

Line Item	As Previously Reported	Adjustment	As Restated
Net Income	$(4,161,797)	$(70,935)	$(4,232,732)
Non-Cash Stock based Compensation Expenses	$2,233,000	$70,935	$2,303,935

Other Payables Current

In connection with the ASG Acquisition, we acquired short term bank debt totaling $550,060. As of December 31, 2024, total current borrowings outstanding were $124,356.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange listed stock or cash to be paid to Seller of which 5,500,000 is the current portion.

Other Payables Current	December 31, 2024 (audited)	December 31, 2023
Mahavir Loan	0	3,235,000
Artelliq loan	0	2,144,554
Payable Al Shola Gas	5,500,000	0
Other Payables current	277,920	0
Total Other Payables Current	$5,777,920	$5,379,554

Other Liabilities - Current

Other Current Liabilities	December 31, 2024	December 31, 2023
Accrued Interest on Convertible note	263,551	154,032
Payroll Liabilities*	148,675	52,354
Audit fee provision	48,000	29,500
Retirement benefits	139,985	0
Corporate Tax payable	203,601	0
Total	803,812	235,886

*	Excludes $12,229 recorded under other payables.

NOTE 7. NON-CURRENT LIABILITIES

Operating Lease Liabilities - Non-Current portion

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. In connection with this acquisition, we acquired right-of-use assets of $222,130 and operating lease liabilities of $229,359 associated with lease agreements with a term extending beyond twelve months for vehicles. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. During the twelve months ended December 31, 2024, we recognized rent expense of $76,147.

The following is a summary of future lease payments required under the lease agreements:

	DUSTER	X- TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	Total
Year 2025	4,375	6,055	8,938	18,576	15,627	9,393	5,207	4,265	4,198	4,317	80,950
Year 2026	4,738	6,558	9,680	20,118	16,924	10,173	2,295	1,120	4,546	4,676	80,827
Year 2027	2,088	4,074	6,013	8,868	7,460	6,320	0	0	4,923	5,064	44,809
Year 2028	0	0	0	0	0	0	0	0	3,959	3,146	7,105
	11,201	16,687	24,631	47,561	40,010	25,885	7,503	5,385	17,626	17,203	213,691

Supplemental Information:

	DUSTER	X- TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	Total
RoU	10,544	15,809	23,336	44,772	37,664	24,524	6,793	4,844	17,460	16,934	202,680
Lease Liability	11,201	16,687	24,631	47,561	40,010	25,885	7,503	5,385	17,626	17,203	213,691
Current	4,375	6,055	8,938	18,576	15,627	9,393	5,207	4,265	4,198	4,317	80,950
Non Current	6,826	10,631	15,693	28,985	24,383	16,492	2,295	1,120	13,428	12,886	132,741

Weighted average remaining lease term (in years)	2.46
Weighted average discount rate	8%

Other Payables - Long term

In connection with the ASG Acquisition, we acquired long term bank debt totaling $357,577. As of December 31, 2024, total long term borrowings outstanding were $116,039

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of $9,000,000 note payable and $1,000,000 in cash. The payable is due as follows: $9 million in National Exchange listed stock or cash to be paid to Seller of which 4,500,000 is the Non-current portion.

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2024, and December 31, 2023, there were 126,642,689 and 127,129,694 shares of common stock issued and outstanding, respectively.

As of December 31, 2024, and December 31, 2023, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of December 31, 2024, and December 31, 2023, there were 20,000 and 0 shares of Series B stock of the Company issued and outstanding, respectively.

For the year ended December 31, 2023

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

On May 8, 2023, the Company issued to Exchange Listing LLC 1,543,256 shares of our common stock for $1,543 for consultancy services for the planned uplist to NASDAQ with a grant date and fair value of the award, at $0.41 pursuant to a share purchase agreement signed on April 19, 2023.

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

For the Year ended December 31, 2024:

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

On April 26, 2024, we entered into an asset purchase agreement with Mr. Refer, the previous owner of the legacy business. Mr. Refer bought the intangible legacy assets of Wikisoft for a total consideration of 480,000 of the company’s common stocks to Quality Industrial Corp. (“QIND”) with a fair market value of $0.10 per common stock or $48,000. The shares were returned to the treasury. The legacy assets had no book value; therefore, we have recognized a gain of $48,000 related to this asset purchase.

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

On June 3, 2024, the Company issued 500,000 commitment shares of our common stock to Jefferson Street Capital, pursuant to a convertible note signed on May 21, 2024, with a fair value of $24,179

On June 5, 2024, the Company issued 884,365 shares of our common stock to Jefferson Street Capital LLC for the conversion of $25,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 23, 2023.

On June 13, 2024, the Company issued 3,009,680 shares of our common stock to Sky Holding Ltd. For the conversion of $77,000 of principal and $35,863 of accrued interest, pursuant to an amended convertible promissory note, signed on May 16, 2024.

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

On September 13, 2024, the Company issued 500,000 fully vested shares of our common stock to Safeguard Investments LLC, pursuant to a Consultancy contract signed on August 31, 2024, with a fair market value of $31,000 based on the market price of our stock on the date of grant.

On September 21, 2024, the Company cancelled 20,000,000 shares of common stock issued to Ilustrato Pictures International Inc. The shares were reissued to Ilustrato Pictures International Inc.as 20,000 series B preferred stock converting at 1:1000.

On September 20, 2024, the Company issued 2,500,000 shares of our common stock with a fair market value of $0.075 per share and a total value of $187,000 to JJ Astor Co., pursuant to a convertible note signed on September 21, 2024.

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

On November 18, 2024, Quality Industrial Corp., a Nevada corporation, Fusion Fuel Green PLC, an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation, a stockholder of the Company, and certain other stockholders of the Company together with the Company and Fusion Fuel, entered into a Stock Purchase Agreement, dated as of November 18, 2024. Under the Purchase Agreement, the Sellers transferred an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 67.36% of the voting stock of at the time to Fusion Fuel Green PLC. Fusion Fuel issued 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers. As a result of these transactions, Quality Industrial Corp. is a public company focused on the industrial, oil & gas and utility sectors and is a subsidiary to HTOO.

election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On November 20, 2024, the Company issued 4,890,788 of our common stock to Jefferson Street Capital LLC for the conversion of $35,000.00 principal amount of the Note (defined below) together with $15,000.00 of accrued and unpaid interest thereto, $0.00 in default principal and $1,500.00 in fees, totaling $51,500.00, pursuant to a convertible note signed on May 20, 2024.

NOTE 9. OPERATING EXPENSES

General and Administrative Expenses	December 31, 2024	December 31, 2023
Salaries and compensation to employees*	1,347,475	2,433,935
Rent	45,840	1,655
Office Expenses	8,830	14,323
IT support	1,168	1,332
Other expenses**	1,026,770	-
Total	$2,430,083	$2,451,245

*	Stock-based compensation to staff for the fiscal year ended December 31, 2024, and 2023, was $100,000 and $2,303,935 respectively. 2024 includes salaries at our operating company Al Shola Gas.
**	Other expenses are primarily expenses in Al Shola Gas for items such as Fuel Expenses, Commission Against Business Activities, depreciation.

NOTE 10. NON-OPERATING INCOME

The Company Earned other income in 2024 as a result of sale of intangible legacy assets and reversal of interest payments on the loan agreements with Mahavir and Artelliq which was unwound with cancellation of the agreement with Quality International.

The table below presents the breakdown of non-Operating income:

Non-Operating income	December 31, 2024	December 31, 2023
Reversal of interest payment	379,554	-
Sale of Wikisoft assets	48,000	-
Total	$427,554	$-

NOTE 11. BUSINESS COMBINATION DISCLOSURE

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

The audited pro forma financial statements of AL SHOLA GAS for the periods ended December 31, 2023, has been filed through 8-K on June 7, 2024. The acquired business contributed revenues of $10,839,209 and earnings of $(2,441,164) in total consisting of $(4,232,732) to parent company QIND and $1,791,568 to the shareholders of AL SHOLA GAS respectively, for the year ended December 31, 2023.

In accordance with ASC 805-30-50-1 (b) and ASC 805-20-50-1(c), the following table summarizes the consideration transferred to acquire AL SHOLA GAS and the amounts of identified assets acquired, and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in AL SHOLA GAS at the acquisition date:

The Payment Schedule signed on March 27, 2024, outlines a series of payment requirements as follows:

●	Tranche 1: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement.

●	Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	December 31, 2024	March 31, 2024
Total	-	-

As of December 31, 2024, $10,000,000 payable to the shareholders of AL SHOLA GAS was outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,016)
Lease liabilities	(229,359)
Bank borrowings	(774,064)
Total identifiable net assets	$3,115,491
Non-Controlling Share (49%)	1,526,591
Parent Share (51%)	1,588,900
Goodwill	$8,411,100

During the quarter ended March 31, 2024, we consolidated this acquired business since January 1, 2024, rather than since the acquisition date of March 27, 2024. The impact on our March 31, 2024, results would have resulted in revenue of $3,086,519 cost of revenues of $1,942,279, net income available of $488,083, and earnings per share of $0.00.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

On January 10, 2025, the Company issued 600,962 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $20,000 of principal, pursuant to a convertible note signed on July 3, 2024.

On January 13, 2025, the Company issued 818,331 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $25,000 of principal, pursuant to a convertible note signed on July 3, 2024.

On January 17, 2025, the Company issued 1,024,590 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $25,000 of principal, pursuant to a convertible note signed on July 3, 2024.

On January 27, 2025, the Company issued 1,678,321 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $30,000 of principal, pursuant to a convertible note signed on July 3, 2024.

On January 29, 2025, the Company issued 2,482,269 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $35,000 of principal, pursuant to a convertible note signed on July 3, 2024.

On January 30, 2025, the Company issued 2,836,879 shares of our common stock to 1800 DIAGONAL LENDING LLC for $40,000, for part conversion of a convertible note signed on July 03, 2023.

On February 3, 2025, the Company issued 2,994,289 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $ 38,925.77 of principal, pursuant to a convertible note signed on July 3, 2024. There were no Balance Due remaining under this Note after this Conversion.

On March 27, 2025, the Company issued 1,351,351 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $15,000 of principal, pursuant to a convertible note signed on September 25, 2024.

On April 8, 2025, the Company signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of Al Shola Al Modea Gas Distribution LLC. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as Exhibits 2.8 to this form 10-K.

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

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Year Report on Form 10-K.

Overview

QIND is a Nevada Corporation that is majority-owned by ILUS. HTOO functions as QIND’s parent company, and as such it concentrates on providing strategic management oversight that includes financial, administration, marketing, and human resources support to its operating companies. QIND functions as the Industrial & Manufacturing subsidiary of HTOO.

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

Impact of Acquisitions

A significant component of our growth is through the acquisition and consolidation of our operating companies in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and sales synergies within the operating businesses with the aim to expand globally. The benefits of these integration efforts may not positively impact our financial results instantly but is expected to do so in the medium to long-term future.

Recent Developments

On March 27, 2024, we entered into a definitive Stock Purchase Agreement with the shareholders of Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”) to acquire a 51% interest in ASG. The Closing of the transaction took place when both parties signed the definitive Share Purchase Agreement. Al Shola Gas is an engineering and distribution company in the LPG industry in the United Arab Emirates. It was established in 1980. The company is one of the region’s leading suppliers and contractors of LPG centralized pipeline systems and is approved by the General Directorate of Civil Defense, Government of Dubai, as a Central Gas Contractor and LPG Supplier.

On April 1, 2024, after several failed effort negotiations to restructure the deal and obtain information from the selling shareholders of Quality International, the Purchase Agreement with Quality International was terminated by Quality International. Subsequently, the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC that was signed on January 18, 2023, and amended on July 27, 2023. The company is in the process of unwinding the remaining part of the transaction consisting of the $2M buy-back commitment, with management aiming to recover the investment or parts of it. However, the investment may need to be written off if recovery proves unattainable.

On May 23, 2024, Quality Industrial Corp. entered into a binding term sheet with Actelis Networks, Inc., a Delaware corporation traded on the NASDAQ under the symbol ASNS, pursuant to which Actelis would acquire between 61% to 75% of the issued and outstanding shares of the Company’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. On August 30, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until October 1, 2024, unless mutually terminated earlier by the parties. On October 10, 2024, ASNS provided the Company with written notice of ASNS’ intent to terminate the Term Sheet in accordance with the termination provisions thereof, which required 30-day written notice of termination. Such 30-day period ended, and the Term Sheet was definitively canceled on November 11, 2024.

On November 14, 2024, Ilustrato Pictures International Inc. (“Ilustrato”) and eight additional sellers agreed to transfer 78,312,334 shares of common stock and 20,000 series B stock in the Company to Fusion Fuel Green PLC an Irish corporation traded on the NASDAQ under the symbol “HTOO”. Pursuant to a Share Purchase Agreement, the consideration for the Purchased Shares will be payable in shares of common stock and preferred stock of HTOO. As a result of this transaction, there was a change in control of the Company when the transaction closed on November 26, 2024. The shares transferred amount to 69.23% voting rights of the outstanding shares in our Company on a fully diluted and as-converted basis. Consequently, HTOO is now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On April 8, 2025, the Company signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of Al Shola Al Modea Gas Distribution LLC. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as Exhibits 2.8 to this form 10-K.

Planned Developments

In 2025, the Company will allocate resources to our subsidiary Al Shola Gas to enhance efficiency, boost sales, and positively influence their financial performance with investment from our parent company, Fusion Fuel Green PLC. We also plan to invest in new vehicles for our subsidiary to improve their bulk LPG supply capabilities and increase our revenue. We expect that our revenue and operating expenses will rise as we implement the expansion plan related to our subsidiary. This increase will be due to administrative and operating costs linked to our business activities.

Results of Operation for the Year Ended December 31, 2024, and 2023

Revenues

We earned $11,177,567 in revenue for the year ended December 31, 2024, as compared with revenue of $0 for the year ended December 31, 2023. The addition of revenue is a result of the ASG acquisition on March 27, 2024. The revenue from Al Shola Gas has been consolidated from April 1, 2024, to December 31, 2024. Al Shola Gas had revenue for the 12 months ended December 31, 2024, of $14,268,840 compared to $10,839,209 for the 12 months ended December 31, 2023, an increase of 31.1%.

Operating Expenses

Operating expenses increased to $3,280,008 for the year ended December 31, 2024, from $2,766,256 for the year ended December 31, 2023. Our General and Administrative expenses are approximately the same for 2024 and 2023. The expenses in 2024 are however mainly due to General and Administrative expenses in our subsidiary Al Shola Gas, as opposed to 2023, where General and Administrative expenses were mainly due to shares issued to our management and Chairman in the amount of $2,233,000. We had an increase in professional fees from $315,011 in 2023, to $849,925 in 2024. The increase was related to one-off costs for a reaudit of our financials with our new auditor Bush and Associates CPA amounting to $95,000. Further we had legal one off-costs with our legal counsel, Lucosky Brookman LLP, for legal work carried out in connection with the merger with our new parent company Fusion Fuel Green PLC amounting to a total of $525,994.

We anticipate that our operating expenses will increase as we undertake our subsidiary expansion plan. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses

We had other non-operating expenses of $687,755 for the year ended December 31, 2024, compared to $1,466,476 for the year ended December 31, 2023.

Our non-operating expenses for the year ended December 31, 2024, compared to the same periods in 2023, were primarily lower due to Commitment and Conversion Fees for stock.

Non-Operating Income

We had other non-operating income of $427,554 for the year ended December 31, 2024, compared to $0 for the same period in 2023. Our other income for the year ended December 31, 2024, resulted from the reversal of interest payments on the loan agreements with Mahavir and Artelliq in the first quarter, which was unwound with the cancellation of the agreement with Quality International and the sale of intangible assets from the legacy business, Wikisoft Corp.

Net Income/Net Loss

We incurred Net income of $423,054 for the year ended December 31, 2024, compared to a net loss of $4,232,732 for the same period ended December 31, 2023. The growth in Net income is a result of the ASG acquisition on March 27, 2024. The Net Income from Al Shola Gas has been consolidated from April 1, 2024, to December 31, 2024. Al Shola Gas had Net Income for the 12 months ended December 31, 2024, of $2,051,645 compared to $1,743,974 for the 12 months ended December 31, 2023, an increase of 17.6%, which includes a 9% corporate tax provision imposed in the UAE for the FY 2024 as compared with 0% in 2023.

Liquidity and Capital Resources

As of December 31, 2024, and 2023, we had total current assets of $7,466,617 and $2,002,492, respectively, and total current liabilities of $11,363,612 and $5,782,017. The notes to the consolidated financial statements provide a breakdown for the periods ended December 31, 2024, and 2023, respectively.

As of December 31, 2024, our working capital deficit was $3,896,995, compared to $3,779,525 as of December 31, 2023.

Net cash provided by operating activities was $1,154,846 for the fiscal year ended December 31, 2024, as compared with $2,358,808 provided for the fiscal year ended December 31, 2023.

Net cash used in investing activities was $(5,636) for the fiscal year ended December 31, 2024, as compared with $(5,500,000) provided for the fiscal year ended December 31, 2023.

Financing activities (used in) provided $(926,120) in cash for the fiscal year ended December 31, 2024, as compared with $3,140,548 in cash provided for the same period ended 2023.

Our primary liquidity and capital requirements include working capital for our subsidiary, Al Shola Gas, and general corporate operational needs. Historically, we have met these cash requirements through cash generated by financing activities.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of inherently uncertain matters. Our critical accounting policies are disclosed in the Notes of our unaudited financial statements included in this Annual Report on Form 10-K.

Goodwill

The Company continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. On December 31, 2024, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted on December 31, 2024. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to the future periods’ results of operations.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

3.	Exhibits (including those incorporated by reference).

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit	Exhibit Name
2.1*	Agreement and Plan of Merger dated April 16, 2019 (Incorporated by reference to Exhibit 3.6 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.2*	Agreement and Plan of Merger dated March 19, 2020 (Incorporated by reference to Exhibit 3.7 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
2.3*	Debt Conversion Agreement, dated May 30, 2022, with Rasmus Refer (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2022)
2.4*	Share Purchase Agreement, dated January 18, 2023, with shareholders of Quality International Co Ltd FZC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 18, 2023)
2.5*	Termination of Share Purchase Agreement, dated April 1, 2024, with shareholders of Quality International Co Ltd FZC (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 8, 2024)
2.6*	Amended Share Purchase Agreement, dated July 31, 2023, with shareholders of Quality International Co Ltd FZC. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
2.7*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC, (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 2, 2024)
2.8**	Amendment to Share Purchase Agreement, dated April xx, 2025, with shareholder of Al Shola Al Modea Distribution LLC,
3.1*	Amended and Restated Articles of Incorporation, dated October 5, 2011 (Incorporated by reference to Exhibit 3.1 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.2*	Certificate of Amendment, dated March 22, 2018 (Incorporated by reference to Exhibit 3.2 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.3*	Certificate of Ownership and Merger, Delaware, dated March 25, 2020 (Incorporated by reference to Exhibit 3.3 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.4*	Articles of Merger, Nevada, dated March 25, 2020 (Incorporated by reference to Exhibit 3.4 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.5*	Bylaws (Incorporated by reference to Exhibit 3.5 of the Company’s Form 1-A Filed with the SEC on July 1, 2020.)
3.6*	Articles of Merger dated June 27, 2022 (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 4, 2022)
4.1*	Certificate of Designations Series A Preferred dated April 3, 2018 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10 Filed with the SEC on January 6, 2021).
4.2*	Convertible Promissory Note, dated August 3, 2022, with RB Capital Partners Inc. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 9, 2022)
4.3*	Convertible Promissory Note, dated March 17, 2023, with RB Capital Partners Inc. (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
4.4*	Warrant Agreement, dated April 19, 2023, with Exchange Listing, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.5*	Stock Purchase Agreement, dated April 19, 2023, with Exchange Listing, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.6*	Warrant Agreement, dated May 23, 2023, with Jefferson Street Capital LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.7*	Convertible Promissory Note, dated May 23, 2023, with Jefferson Street Capital LLC (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.8*	Stock Purchase Agreement, dated May 23, 2023, with Jefferson Street Capital LLC (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.9*	Stock Purchase Agreement, dated June 16, 2023, with Sky Holding Ltd. (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.10*	Convertible Promissory Note, dated June 16, 2023, with Sky Holding Ltd. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.11*	Short-Term Loan Agreement, dated July 27, 2023, with Mahavir Investments Limited
4.12*	Convertible Promissory Note, dated July 31, 2023, with 1800 Diagonal Lending LLC (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q Filed with the SEC on August 10, 2023)
4.13*	Convertible Promissory Note, dated August 15, 2023, with 1800 Diagonal Lending LLC (Incorporated by reference to Exhibit 4.12 of the Company’s Form 10-KT Filed with the SEC on August 21, 2023)
4.14*	Share Subscription and Buy Back Agreement, dated August 21, 2023, with Artelliq Software Trading. (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2023)
4.15*	Guarantee & Indemnity Agreement dated as of August 21, 2023, by and between Quality Industrial Corp., Ilustrato Pictures International Inc., Quality International Co Ltd FZC, Mr. Saseendran Kodapully Ramakrishnan and Artelliq Software Trading (Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 25, 2023)
4.16*	Convertible Promissory Note, dated December 20, 2023, with RB Capital Partners Inc.
4.17*	Convertible Promissory Note, dated December 20, 2023, with Sean Levi
4.18*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
4.19*	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
4.20*	Convertible Promissory Note, dated May 21, 2024, with Jefferson Street Capital LLC.

4.21*	Amended Convertible Promissory Note, dated May 16, 2024, with Sky Holdings Ltd.
4.22*	Convertible Promissory Note, dated July 3, 2024, with 1800 Diagonal Lending LLC
4.23*	Convertible Promissory Note, dated September 25, 2024, with 1800 Diagonal Lending LLC
4.24*	Asset Purchase Agreement, dated April 26, 2024, with Rasmus Refer.
4.25*	Stock Purchase Agreement, dated May 21, 2024, with Jefferson Street Capital LLC.
4.26*	Asset Purchase Agreement, dated June 21, 2024, with Ilustrato Pictures International Inc.
4.27*	Loan Agreement, dated September 20, 2024, with J.J. Astor & Co.
4.28*	Stock Purchase Agreement, dated October 16, 2024, with Safeguard Investment LLC.
4.29*	Certificate of Designations Series B Preferred, dated September 23, 2024
10.1*	Employment Agreement with Carsten Falk, (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.2*	Amended Employment Agreement with John-Paul Backwell, (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.3*	Amended Employment Agreement with Nicolas Link, (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.4*	Amended Employment Agreement with Krishnan Krishnamoorthy, (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.5*	Amended Employment Agreement with Louise Bennett, (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
10.6*	Employment Agreement with Carsten Falk, dated November 14, 2023
10.7*	Employment Agreement with John-Paul Backwell, dated November 14, 2023
10.8*	Employment Agreement with Nicolas Link, dated November 14, 2023
10.9*	Employment Agreement with Louise Bennett dated November 14, 2023
10.10*	Lease Agreement, dated May 10, 2023, Office of Al Shola Gas LLC
10.11*	Lease Agreement, dated July 26, 2023, Warehouse of Al Shola Gas LLC
10.12*	Lease Agreement, dated March 1, 2024, Warehouse of Al Shola Gas LLC
10.13**	ISO Certification 9001-2015, Quality Management System, dated April 4, 2025, Al Shola Gas LLC
10.14*	Lease Agreement, dated March 28, 2024, Employee Accommodation Al Shola Gas LLC
10.15*	Employment Agreement with Sanjeeb Safir dated September 2, 2024
14.1*	Code of Ethics, dated August 11, 2023 (Incorporated by reference to Exhibit 14.1 of the Company’s Form 10-KT Filed with the SEC on August 21, 2023)
14.2*	Insider Trading Policy, dated March 10, 2023 (Incorporated by reference to Exhibit 14.2 of the Company’s Form 10-K Filed with the SEC on March 31, 2023)
23.1**	Auditor’s report Quality Industrial Corp., by, Bush and Associates CPA, dated April 28, 2025
23.2**	Consent of Bush and Associates CPA, dated April 28, 2025
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed
**	Filed herewith

ITEM 16. 10-K SUMMARY

None

SIGNATURES

Quality Industrial Corp.

By:	/s/ John-Paul Backwell
Name:	John-Paul Backwell
Title:	Chief Executive Officer (principal executive officer)

Date:	April 28, 2025

By:	/s/ Krishnan Krishnamoorthy
Name:	Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	April 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John-Paul Backwell
Name:	John-Paul Backwell
Title:	Chief Executive Officer (principal executive officer)

Date:	April 28, 2025

By:	/s/ Krishnan Krishnamoorthy
Name:	Krishnan Krishnamoorthy
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	April 28, 2025

By:	/s/ Nicholas Link
Name:	Nicholas Link
Title:	Chairperson and Director

Date:	April 28, 2025

