Form 10-Q
period 2025-03-31
Quality Industrial Corp.
filed 2025-06-04
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 160,860,821 common shares as of June 4, 2025.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024 (Audited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2025, and 2024 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2025, and 2024 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the Three months ended March 31, 2025, and 2024 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

1

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$360,414	$225,582
Inventory	1,083,574	1,224,309
Accounts Receivable	3,088,299	3,205,961
Deposits, Prepayments & Advances	1,062,378	810,765
Other Current Assets	2,000,000	2,000,000
Total Current Assets	7,594,665	7,466,617

Non-Current Assets
Property, Plant and Equipment	29,182	49,115
Right-of-Use assets	182,387	202,680
Related Party Receivables	2,086,001	1,979,772
Goodwill	8,411,100	8,411,100
Total Non-current Assets	10,708,670	10,642,667
Total Assets	$18,303,335	$18,109,284
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,693,872	$2,116,876
Related Party Payables	862,237	-
Lease Operating Liabilities	82,580	80,950
Convertible Notes, net of discount	2,539,335	2,584,054
Other payables - current	5,462,142	5,777,920
Other Current Liabilities	1,983,560	803,812
Total Current Liabilities	12,623,726	11,363,612

Non-Current Liabilities
Lease Operating Non-Current Portion	111,474	132,741
Other payables – long-term	4,601,923	4,616,039
Total Long-Term Liabilities	4,713,397	4,748,780
Total Liabilities	17,337,123	16,112,392
Stockholders’ Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 20,000 and 20,000 Series B shares issued and outstanding as of as of March 31, 2025, and December 31, 2024, respectively	20	20
Common stock; $0.001 par value; 200,000,000 shares authorized; 140,429,681 and 126,642,689 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	140,432	126,645
Additional paid-in capital	18,262,050	18,046,911
Retained Earnings/ accumulated Deficit	(18,632,759)	(17,226,549)
Noncontrolling interest	1,196,469	1,049,865
Total stockholders’ Equity	966,212	1,996,892
Total liabilities and stockholders’ Equity	$18,303,335	$18,109,284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	31-March-25 Unaudited	31-March-24 Unaudited

Revenue	$3,621,473	-

Cost of revenues	2,666,087	-

Gross profit	955,386	-

Operating expenses
Professional fees	51,840	48,393
General and administrative	1,850,668	32,856
Total operating expenses	1,902,508	81,249

Income (loss) from operations	(947,122)	(81,249)

Other (income) expenses
Interest Expenses	32,241	-
Interest on Convertible Notes	188,539	66,199
Commitment and Conversion Fees	12,000	4,500
Discount on Convertible notes	52,638	20,916
Other Income	-	(379,554)
Total other (income) expense, net	285,418	(287,939)

Net Income (Loss) before Provision of Income Tax	(1,232,540)	206,690
Corporate Income Tax	27,066	-
Net Income (Loss)	(1,259,606)	206,690
Less: net income attributable to noncontrolling interest	146,604	-
Net income (loss) attributable to QIND stockholders	$(1,406,210)	206,690

Weighted average common shares outstanding	135,477,908	127,759,628

Net income (loss) per common share - basic and diluted	$(0.01)	0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2025

	Preferred Stock A		Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2024	-	-	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892
Issued shares from conversion of convertible note	-	-	-	-	13,786,992	13,787	-	-	215,139	-	228,926
Minority Interest	-	-	-	-	-	-	-	-	-	-	-
Income for the period	-	-	-	-	-	-	-	146,604	-	(1,406,210)	(1,259,606)
Balance March 31, 2025	-	-	20,000	20	140,429,681	140,432	-	1,196,469	18,262,050	(18,632,759)	966,212

For the Three Months Ended March 31, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	-	-	127,129,694	127,132	17,319,899	-	(16,703,532)	743,499
Common stock issued for conversion of notes	-	-	896,809	897	48,603	-	-	49,500
Minority Interest						1,534,085		1,534,085
Income for the period	-	-	-	-	-	-	206,690	206,690
Balance, March 31, 2024	-	-	128,026,505	128,029	17,368,502	1,534,085	(16,496,842)	2,533,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31, 2025	March 31, 2024
Cash flows from operating activities
Income (Loss) for the period	(1,259,606)	206,690

Adjustment to reconcile net gain (loss) to net cash
Finance cost	220,780	66,199
Non-Cash Stock Compensation Expense	-	-
Stock issued for Services	-	-
Non-cash expenses	-	-
Conversion fees	15,831	-
Corporate Income Tax Expense	27,066	-
Depreciation and Amortization	40,228	-
Other income	-	(379,554)
Discount on convertible Notes	52,638	-
Changes in Assets and Liabilities, net
Inventory	140,735	-
Accounts receivable	117,662	-
Deposits, Prepayments & Advances	(251,613)	-
Related Party Receivables	(106,229)	(103,853)
Other Current Assets	-	(12,818)
Accounts Payable	(423,004)	711
Other Current Liabilities	1,110,333	51,765
Lease Liabilities	(19,637)	-

Net cash used in operating activities	(334,816)	(170,860)

Cash flows from investing activities
Addition of Fixed Assets	-	-
Right of Use Assets	-	-
Changes in Non-current assets	-	-
Payments to ASG Shareholders	(200,000)	-
Cash acquired in business acquisition	-	111,766
Net cash (used in)/provided by investing activities	(200,000)	111,766

Cash flows from financing activities

Proceeds from issuance of common stock	228,926	49,500
Repayment/Conversion of Convertible Notes	(255,550)	187,773
Payment of Interest	(3,830)	(66,199)
Related Party Loan	862,237	-
Payment for ASG Debt	(162,135)	-

Net Cash provided by Financing Activities	669,648	171,074

Net increase in cash and cash	134,832	111,980
equivalents
Cash and cash equivalents at the beginning of the year	225,582	2,491
Cash and cash equivalents at end of the year	360,414	114,471

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

We changed ownership on May 28, 2022, when ILUS, at the time, acquired 77.4% of the outstanding shares in our Company. Consequently, ILUS was able to unilaterally control the election of our board of directors, all matters upon which shareholder approval was required, and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer, and Mr. Carsten Falk resigned as our Chief Executive Officer and was appointed as our Chief Commercial Officer.

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

After ILUS acquired control of QIND on May 28, 2022, ILUS signed a binding letter of intent on June 28, 2022, to acquire 51% of Quality International, an international process manufacturing company that manufactures custom solutions for the oil and gas, petrochemical and refinery, chemical and fertilizer, power and desalination, water and wastewater, and offshore industries.

On March 9, 2023, we changed the SIC code of the Company to SIC 3590 - Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

On March 27, 2024, the Company signed a definitive Share Purchase Agreement with Al Shola Al Modea Gas LLC (“ASG”). Established in 1980, ASG is an Engineering and Distribution Company in the U.A.E. LPG industry. It is one of the leading suppliers and contractors of LPG centralized pipeline systems. ASG has been consolidated since being acquired on March 27, 2024.

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

On November 18, 2024, Quality Industrial Corp., a Nevada corporation, Fusion Fuel Green PLC, an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation, a stockholder of the Company, and certain other stockholders of the Company, entered into a Stock Purchase Agreement, dated as of November 18, 2024. Under the Purchase Agreement, the Sellers transferred an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 67.36% of the voting stock of the Company at the time, to Fusion Fuel Green PLC. Fusion Fuel issued 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers. As a result of these transactions, Quality Industrial Corp. is a majority owned subsidiary of HTOO.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of QIND and its majority-owned and controlled subsidiary are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). The accounts of ASG have been included since its acquisition on March 27, 2024. All significant inter-company accounts and transactions have been eliminated.

The accompanying audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information. It is management’s opinion that the accompanying audited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of Quality Industrial Corp. as of and for the year ended December 31, 2024, filed with the SEC on April 28, 2025.

Use of estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates, but they are based on historical experience, currently available information, and various other assumptions that the Company believes reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

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

Accounts receivable

Accounts receivable are recorded at the invoice amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience and future economic and market conditions.

Inventories

In accordance with ASC 330, the Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor, and overheads, is determined on a first-in, first-out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage, or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

Property, Plant & Equipment

Property, Plant and Equipment are recorded at cost, except when acquired in a business combination, where property, plant, and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. The estimated useful lives are as follows:

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

Depreciation & Amortization expenses, including depreciation on Right of Use Assets for the three months ended March 31, 2025, and 2024, was $40,228 and $0, respectively

Deposits, Advances and Prepayments

Advances have been paid to the suppliers and subcontractors in the ordinary course of business for the procurement of specialized material and equipment required in the process of designing, engineering and installing Central Gas distribution and monitoring systems. The Company is engaged in the design, engineering, supply and monitoring of Central Gas systems supplying and installing equipment such as pressure regulators, pipelines, safety equipment, tapping points, metering units, valves and storage tanks. To undertake these projects, the Company is required to make upfront investments in materials and machinery. These projects involve many processes and take substantial time to complete. We estimate that the deposit will be utilized in the next 12 months. However, some will only be returned upon cancellation, such as office lease deposit, internet, and utilities.

Deposits, Prepayments &Advances	March 31, 2025	December 31, 2024
QIND - Advances
Advance for Purchases of Truck	151,000	-
Prepaid Bonus - Nicolas Link	42,800	-
Prepaid Bonus – Louise Bennett	7,500	-
Total - QIND	201,300	-
Al Shola Gas - Advances
Deposits & Advances
Project Job Refundable Security Deposit Against Project Performances	462,180	462,180
DEWA Office	545	545
Emarat General Petroleum Corporation LLC	13,624	13,624
WASL Land	5,450	5,450
Dubai Properties	34,060	34,060
Dubai Real Estate Corporation	6,812	6,812
DIRE Land	6,812	6,812
Emirates Gas LLC	13,624	13,624
Energy Tech	8,937	8,937
Total	552,044	552,044

Prepaid Expenses	March 31, 2025	March 31, 2024
Hamsah Office Rent	14,376	5,714
Store Rent	15,136	3,145
Insurance	569	8,500
Accommodation Rent	64,509	6,669
DCD License	2,668	277
Trade License	13,538	1,038
Visa Cost	34,511	45,128
Total	145,307	70,471
Other Pre-Payments
Aiwa Energy	81,744	81,744
Aiko Mall	81,744	81,744
Aswaaq Shopping Mall	238	24,762
Total	163,726	188,250
Total Deposits, Prepayments &Advances	1,062,378	810,765

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas, amounting to $133,003 as of March 31, 2025, are provided to employees in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.

	March 31, 2025	December 31, 2024
Employee end of service benefits Al Shola Gas
Balance from previous period	139,985	154,261
Add: Charge for the period	2,017	93,337
Less: Settle for the period	(8,998)	(107,613)

Total	$133,004	$139,985

Goodwill

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date and is subject to annual impairment. Goodwill is the excess of the purchase price paid for an acquired entity and the amount of the price not assigned to acquired assets and liabilities. It arises when an acquirer pays a high price to acquire a business. This asset only arises from an acquisition and cannot be generated internally. Goodwill is an intangible asset, and so it is listed within the long-term assets section of the acquirer’s balance sheet.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

The principal activity of the Company is through our operating subsidiary, Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”), where we provide comprehensive solutions for the liquefied petroleum gas (“LPG”) industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Revenue from contracts with customers is recognized when control of the goods or services is transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The company has applied the five-step approach below and has generally concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Particulars	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Basic and diluted EPS*
Numerator
Net income/(loss)	(1,259,606)	206,690
Net Income attributable to common stockholders	(1,406,210)	206,690
Denominator
Weighted average common shares outstanding	135,477,908	127,759,628
Number of shares used for basic EPS computation	140,429,681	128,026,505
Basic EPS	(0.01)	0.00
Number of shares used for diluted EPS computation*	160,679,681	128,276,505
Diluted EPS	(0.01)	0.00

*	Includes 250,000 issued warrants as of March 31, 2025, and included 20,000 series B stock converting at 1:1000 as of March 31, 2025.

Income taxes

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740-10-50, “Income Taxes” (“ASC Topic 740”). This standard prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard. Deferred tax assets have not been created the majority of the company’s income belongs to the subsidiary, which is registered in an income tax-free jurisdiction since any losses incurred cannot be utilized in the future, rendering deferred tax assets irrelevant, The profits of a foreign subsidiary corporation are ordinarily not subject to tax in the United States as in accordance with the general Internal Revenue Service rule, foreign subsidiaries are not considered U.S. corporations even if they are wholly owned.

Corporate Tax Provision

On January 1, 2024, the UAE introduced a Corporate Tax applicable to Companies on taxable income of above AED 375,000 (i.e., equivalent to USD 102,000 approx.) with a rate of 9% subject to certain conditions/requirements, and due filing of return within nine (9) months to the FTA, post the financial year ending 2024. This relevant tax provision has been accounted for with our UAE-based subsidiary Al Shola Gas.

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

The Company’s subsidiary, Al Shola Gas, has entered into commercial vehicles. These leases generally have a lease term of 4 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with terms of 12 months or less, for which the Company has elected not to apply Topic 842.

The Company has a Lease arrangement for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right-of-use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company determines if an arrangement is or contains a lease at contract inception and recognizes an ROU asset and a lease liability based on the present value of fixed and certain index-based lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made.

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

When accounting for finance leases in accordance with ASC 842, an entity recognizes interest on the lease liability and amortization of the ROU asset in the income statement and classifies payments of the principal portion of the lease liability as financing activities and payments of interest on the lease liability as operating activities.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents as of March 31, 2025, and December 31, 2024. There were $360,414 and $225,582 in cash and cash equivalents as of March 31, 2025, and December 31, 2024, respectively.

	March 31, 2025	December 31, 2024

Cash and Cash Equivalents
Cash in hand	109,959	122,432
Cash at bank	250,455	103,150
Total	$360,414	$225,582

Accounts Receivables

Accounts receivable arise from our subsidiary, Al Shola Gas. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project milestone is completed, and approvals are obtained, or after the goods or services are transferred, and according to the payment terms with the customer. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience.

Accounts Receivables Ageing Al Shola Gas	March 31, 2025	December 31, 2024
1-30 days	833,732	992,416
31-60 days	756,964	595,763
61-90 days	217,430	609,407
+90 days	1,280,173	1,008,375
Total	3,088,299	3,205,961

Other Current Assets

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buyback agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement.

NOTE 5. NON-CURRENT ASSETS

Related Party Receivables

As of March 31, 2025, and December 31, 2024, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a former majority shareholder of the Company, of $2,010,025 and $1,979,772, respectively. As of December 31, 2024, $479,772 is related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from the other under the agreement was $1,000,000. The purpose of the agreement was to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000, and the agreement shall automatically be renewed for successive one-year terms after that unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum. The remaining $1,500,000 relates to an asset purchase agreement the Company signed on June 21, 2024, with Ilustrato Pictures International Inc. to acquire the long-term investment of $1,500,000 in Quality International. ILUS agreed to reimburse the Company for the $1,500,000 invested in Quality International that was subsequently canceled and not returned.

The Company’s majority-owned subsidiary, Al Shola Al Modea Gas LLC, has a sister company, Al Shola Al Modea Safety and Security LLC, an established fire safety company registered in the United Arab Emirates. While both entities operate independently, there is a limited overlap in their customer base. In certain instances, customers may remit payment for goods or services provided by both companies to only one of the entities. These transactions are recorded as related party transactions on the transaction date and are reconciled monthly between the respective related party accounts. As of March 31, 2025, there were $75,976 outstanding balances between Al Shola Gas and Al Shola Al Modea Safety and Security.

As of March 31, 2025, and December 31, 2024, the Company had amounts due from Nicolas Link due to prepayment of bonus amounting to $42,800 and $0, respectively.

As of March 31, 2025, and December 31, 2024, the Company had amounts due from Louise Bennett due to prepayment of bonus amount to $7,500 and $0, respectively.

Goodwill

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, following the issuance of a $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange-listed stock or cash to be paid to the Seller. Payment is made in eight quarterly tranches over 24 months, beginning from the first quarter following the uplist to a national exchange. Stock value is to be protected by a make-whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement. Within 12 months of closing, and at the soonest possible, a $1 million cash payment is to be made to the Seller.

The Company acquired 51% of Al Shola Gas LLC for $10,000,000 and now owns 51% of the Net Assets of Al Shola Gas. The net assets of Al Shola Gas were $3,115,491 on March 31, 2024, of which $1,588,900 (51%) is owned by QIND. The remaining $1,526,591 (49%) of net assets are held by a minority interest or noncontrolling interest. The purchase price of $10,000,000 minus the net assets held by the Company in Al Shola Gas, equating to $8,411,100, is part of the Company’s Goodwill. The noncontrolling interest has been presented separately on the accompanying consolidated balance sheet and statement of operations.

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Accounts payable totaled $1,693,872 as of March 31, 2025, including Trade and Other Payables of $787,973 for QIND and $905,899 for our subsidiary, Al Shola Gas. This compares to $801,721 for QIND and $1,315,155 for Al Shola Gas as of December 31, 2024.

Accounts Payable Ageing	March 31, 2025	December 31, 2024
1-30 days	196,651	710,438
31-60 days	231,156	272,627
61-90 days	132,971	169,515
+90 days	1,133,094	964,296
Total	1,693,872	2,116,876

Related Party Payable

On November 18, 2024, Quality Industrial Corp., Fusion Fuel Green PLC, an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation, and certain other stockholders of the Company, entered into a Stock Purchase Agreement. Pursuant to section 6.04 of the agreement, Purchaser shall use commercially reasonable efforts to raise at least $5,000,000 in one or more financing transactions, and the Company and Sellers shall support and assist Purchaser in connection with the Purchaser Financing. The Parties agree that 50% of the proceeds from the Purchaser Financing will be set aside and made available expressly for the Company to use for its working capital and corporate needs and the remaining 50% of such funds will be set aside and made available expressly for the businesses of Purchaser existing immediately prior to Closing to use for their working capital and corporate needs. To split the net proceeds of the Purchaser Financing as described above, Purchaser shall make loans of one-half of the net proceeds to the Company, which loans shall be (i) forgiven upon the Preferred Stock Conversion or (ii) repaid if the Transactions are unwound.

As of March 31, 2025, and December 31, 2024, the Company had amounts owed to Fusion Fuel Green PLC amounting to $862,237 and $0, respectively.

Operating Lease Liabilities - Current

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of March 31, 2025, we had a current portion of lease liabilities of $82,580.

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

On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one-year convertible promissory note in the principal amount of $220,000 (the “Jefferson Note”). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. During the six months ended September 30, 2024, the lender elected to convert an aggregate of $100,000 of principal into 2,697,315 shares of common stock. The note has been converted in full.

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

On December 20, 2023, QIND issued a two-year convertible promissory note RB Capital Partners Inc. in the principal amount of $100,000 with a maturity date of December 30, 2025. The note bears interest at 10% per annum. QIND has the right to prepay the note at any time. All principal on the note is convertible into shares of QIND common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share.

On December 20, 2023, the Company issued a one-year convertible promissory note in the principal amount of $100,000 to Sean Levi. This Convertible Promissory Note (the “Note”) shall bear a minimum of twenty percent (20%) interest, which will be payable within five business days from when the company receives the IPO funding, and thereafter, fifteen percent (15%) per annum will be charged. The Note is for 1 year and cannot be converted until (6) months from the date first written above has passed. Fifty Percent (50%) of the value of this note is committed to shares to be issued at a 25% discount to the IPO price. These shares are to be issued upon uplist to the NASDAQ and must be held for six (6) months. If QIND does not uplist, then Holder will be issued 200% of the value of this note in QIND stock listed on the OTC Markets. Upon payment in full of the principal, this Note shall be surrendered to the Company for cancellation.

On February 6, 2024, we issued a six-month convertible promissory note to Exchange Listing LLC in the principal amount of $35,000. The note is convertible into common stock at a discount of thirty-five percent (35%) to the volume -weighted average trading (“VWAP”) of the Company’s common stock for the five (5) days before any conversion and bears 10% interest per annum. The maturity date shall be the earlier of (i) six (6) months from the Issue Date or (ii) upon completion of a listing of the Company on a Senior Exchange.

On May 21, 2024, we issued a one-year convertible promissory note Jefferson Street Capital LLC in the principal amount of $71,500, with equal consecutive payments due monthly beginning on October 21, 2024, that is five (5) months from the Issue Date with the final payment due on February 21, 2025. The note is convertible into common stock at the rate of $0.03 and bears 10% interest per annum. The promissory note required 500,000 commitment shares to be issued. The relative fair value of these commitment shares of $24,179 was recorded as a debt discount and increased to additional paid-in capital. The discount will be amortized into interest expense over the term of the promissory note.

On September 25, 2024, we entered into a loan agreement with J.J. Astor & Co. The Note is the senior secured with a Principal Amount of $405,000, which shall be payable in forty weekly instalments of $10,125. The note converts at 80% of the average of the four lowest volume weighted average closing prices of Company Common Stock over the twenty (20) trading days immediately prior to each permitted conversion of the Note.

On September 25, 2024, we issued a convertible promissory note to 1800 Diagonal Lending LLC in the principal amount of $115,000. A one-time interest charge of thirteen percent with a total of $14,950 was applied on the Issuance Date. The first payment shall be due October 30, 2024, with eight subsequent payments due on the 30th of each month thereafter. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $ $14,438.89 (a total payback to the Holder of $129,500). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default, with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. Subsequently, the note has been converted in full.

Certain convertible notes include original issuance discounts or other issuance type costs resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the Three months ended March 31, 2025, amortization related to these discounts totaled $52,638.

A summary of these outstanding convertible notes and accrued interest as of March 31, 2025, is summarized below:

Debt & Interest Payable

Lender	Date of Issue	Maturity Date	Principal Amount	Default Interest Fees	Paid	Converted	Outstanding	Interest

RB Capital Partners Inc.	3 Aug 2022	31 Dec 2024	1,100,000	-	-	-	1,100,000	205,052
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000	-	-	-	200,000	28,614
Sky Holdings	16 Jun 2023	31 Dec 2024	550,000	-	-	77,000	473,000	67,760
RB Capital Partners Inc.	20 Dec 2023	20 Dec 2025	100,000	-	-	-	100,000	12,493
Sean Levi	8 Jan 2024	8 Jan 2025	100,000	-	-	-	100,000	24,603
Exchange Listing LLC	6 Feb 2024	31 Dec 2024	35,000	-	-	-	35,000	4,890
Jefferson	21 May 2024	21 Feb 2025	71,500	1,500	-	16,500	56,500	7,150
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	179,400	93,915	39,456	233,859	-	-
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	115,000	62,778	12,778	15,000	150,000	7,687
J.J. Astor & Co	25 Sep 2024	30 Jun 2025	405,000	-	40,500	-	364,500	-

Less: Interest Paid								(52,352)
Total			2,855,900	158,193	92,733	342,359	2,579,001	305,897

Discount on Convertible Notes

Lender	Date of Issue	Maturity Date	Discount

1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	20,117
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	13,617
Jefferson	21 May 2024	21 Feb 2025	6,500
J.J. Astor & Co	20 Sep 2024	4 Jul 2025	105,000
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	15,000
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	23,400
Jefferson Capital (JC)	21 May 2024	21 Feb 2025	24,179

Less: Amortized			(168,147)

Balance as of March 31, 2025			39,666

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

Other Payables Current

In connection with the ASG Acquisition, we acquired short-term bank debt totaling $550,060. As of March 31, 2025, total current borrowings outstanding were $149,913.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of a $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange-listed stock or cash to be paid to the Seller, of which 5,300,000 is the current portion as of March 31, 2025.

Other Payables - Current	March 31, 2025	December 31, 2024
Payable to Shareholders of Al Shola Gas	5,300,000	5,500,000
CCO expenses payable	12,229	12,229
Bank Borrowings - Current	149,913	265,692
Total	5,462,142	5,777,920

Other Liabilities - Current	March 31, 2025	December 31, 2024
Accrued Interest on Convertible note	305,897	263,551
Payroll Liabilities (Group)	1,258,992	148,675
Audit fee provision	55,000	48,000
Retirement benefits	133,004	139,985
Corporate Tax payable	230,667	203,601
Total	1,983,560	803,812

NOTE 7. NON-CURRENT LIABILITIES

Operating Lease Liabilities - Non-Current portion

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of March 31, 2025, we had a non-current portion of lease liabilities of $111,474.

The following is a summary of future lease payments required under the lease agreements:

Vehicle	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS	RENAULT	Total
Year 2025	3,314	4,586	6,770	14,070	11,836	7,114	3,944	3,230	3,179	3,270	61,314
Year 2026	4,738	6,558	9,680	20,118	16,924	10,173	2,295	1,120	4,546	4,676	80827
Year 2027	2,088	4,074	6,013	8,868	7,460	6,320	0	0	4,923	5,064	44,809
Year 2028	0	0	0	0	0	0	0	0	3,959	3,146	7,105
Total	10,140	15,218	22,463	43,055	36,219	23,607	6,239	4,350	16,608	16,156	194,055

Supplemental Information as of March 31, 2025:

Vehicle	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS	RENAULT	Total
RoU	9,454	14,279	21,077	40,141	33,767	22,151	5,595	3,875	16,296	15,752	182,387
Lease Liability	10,140	15,218	22,463	43,055	36,219	23,607	6,239	4,350	16,608	16,155	194,054
Current	4,463	6,177	9,118	18,950	15,941	9,582	5,312	4,350	4,283	4,404	82,580
Non-Current	5,677	9,041	13,345	24,105	20,278	14,025	927	-	12,325	11,751	111,474

Weighted average remaining lease term (in years)	2.21
Weighted average discount rate	8%

Other Payables - Long term

In connection with the ASG Acquisition, we acquired long-term bank debt totaling $357,577. As of March 31, 2025, total long-term borrowings outstanding were $101,923.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of a $9,000,000 note payable and $1,000,000 in cash. The payable is due as follows: $9 million in National Exchange-listed stock or cash to be paid to the Seller, of which $4,500,000 is the non-current portion.

Other Payables Non-current	March 31, 2025	December 31, 2024
Payable to Shareholders of Al Shola Gas	4,500,000	4,500,000
Bank Borrowings - Non - Current	101,923	116,039
Total	4,601,923	4,616,039

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of March 31, 2025, and March 31, 2024, there were 140,429,681 and 127,129,694 shares of common stock issued and outstanding, respectively.

As of March 31, 2025, and March 31, 2024, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of March 31, 2025, and March 31, 2024, there were 20,000 and 0 shares of Series B stock of the Company issued and outstanding, respectively.

For the Three Months ended March 31, 2024

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

For the Three Months ended March 31, 2025

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

On February 3, 2025, the Company issued 2,994,289 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $ 38,925.77 of principal, pursuant to a convertible note signed on July 3, 2024. There was no Balance Due remaining under this Note after this Conversion.

On March 27, 2025, the Company issued 1,351,351 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $15,000 of principal, pursuant to a convertible note signed on September 25, 2024.

NOTE 9. General and Administrative Expenses

General and Administrative Expenses	March 31, 2025	March 31, 2024
Salaries and compensation to employees
Salary and compensation - QIND	1,200,000	22,500
Salary and compensation - ASG	245,781	-
Management Expenses – ASG	105,993	-
Rent	32,349	-
Office Expenses	6,452	-
IT support	3,507	-
Other expenses**	256,586	10,356
Total	1,850,668	32,856

**	Other expenses are primarily expenses in Al Shola Gas for items such as Fuel Expenses, Commission Against Business Activities, depreciation.

NOTE 10. NON-OPERATING INCOME

The Company Earned other income in 2024 as a result of sale of intangible legacy assets and reversal of interest payments on the loan agreements with Mahavir and Artelliq which was unwound with cancellation of the agreement with Quality International.

The table below presents the breakdown of non-operating income:

Non-Operating income	March 31, 2025	March 31, 2024
Reversal of interest payment	-	379,554
Total	$-	$379,554

NOTE 11. BUSINESS COMBINATION DISCLOSURE

In Accordance with ASC 805-10-50, ASC 805-30-50, and ASC 805-10-25-6

On March 27, 2024, QIND entered into a definitive Stock Purchase Agreement with the shareholders of AL SHOLA AL MODEA GAS DISTRIBUTION L.L.C. to acquire 51% of the shares, a United Arab Emirates headquartered company (“ASG” or “AL SHOLA GAS”). AL SHOLA GAS is a revenue-generating company in the business of gas system installation and gas supply for commercial and domestic consumers.

QIND acquired majority ownership of AL SHOLA GAS, effective as of March 27, 2024, resulting in AL SHOLA GAS becoming a subsidiary, in a transaction accounted for as a business combination. The Company and its auditors considered all pertinent facts pursuant to ASC 805-10-25-6 that the Share Purchase Agreement signing date is the acquisition date of the Company, with the value of $10,000,000 and the payment plan outlined in the agreement. Pursuant to the terms of the Share Purchase Agreement, QIND will occupy two non-paid board seats, including Chairman of the Board of Al Shola Gas, and there shall be one other non-paid board seat for existing Al Shola Gas shareholders. QIND obtained immediate control with the execution of the Agreement. Full operational control will be retained by existing shareholders and management unless the new Board of Directors determines otherwise due to a breach of the Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the Agreement which will be decided and approved by the new Board of Directors of the Company.

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

In accordance with ASC 805-30-50-1 (b) and ASC 805-20-50-1(c), the following table summarizes the consideration transferred to acquire AL SHOLA GAS and the amounts of identified assets acquired, and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in AL SHOLA GAS at the acquisition date:

The Payment Schedule signed on March 27, 2024, outlines a series of payment requirements as follows:

●	Tranche 1: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first full quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement.

●	Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	March 31, 2025	March 31, 2024
Total	200,000	-

As of March 31, 2025, out of the total payable amount of $10,000,000 to the shareholders of AL SHOLA GAS, $9,800,000 remained outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of the acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,016)
Lease liabilities	(229,359)
Bank borrowings	(774,064)
Total identifiable net assets	$3,115,491
Non-Controlling Share (49%)	1,526,591
Parent Share (51%)	1,588,900
Goodwill	$8,411,100

During the quarter ended March 31, 2024, we consolidated this acquired business since January 1, 2024, rather than since the acquisition date of March 27, 2024. The impact on our March 31, 2024, results would have resulted in revenue of $3,086,519, cost of revenues of $1,942,279, net income available of $488,083, and earnings per share of $0.00.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

On April 8, 2025, Quality Industrial Corp. signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of Al Shola Al Modea Gas Distribution LLC. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024, such as the payment schedule. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as Exhibits to this Form 10-Q

On April 27, 2025, the Company issued 1,538,461 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $20,000 of principal, pursuant to a convertible note signed on September 25, 2024.

On April 30, 2025, the Company issued 1,972,386 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $25,000 of principal, pursuant to a convertible note signed on September 25, 2024.

On May 1, 2025, the Company issued 2,866,698 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $30,000 of principal, pursuant to a convertible note signed on September 25, 2024.

On May 6, 2025, the Company issued 3,959,276 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $35,000 of principal, pursuant to a convertible note signed on September 25, 2024.

On May 6, 2025, the Company issued 2,449,570 shares of our common stock to Jefferson Street Capital LLC for the conversion of $0.00 principal amount of the Note together with $8,794.98 of accrued and unpaid interest thereto, $11,200.00 in default principal and $1,500.00 in fees, totaling $21,494.98, pursuant to a convertible note signed on May 23, 2023.

On May 13, 2025, the Company issued 7,644,749 shares of our common stock to 1800 DIAGONAL LENDING LLC for the conversion of $56,150.68 of principal, pursuant to a convertible note signed on September 25, 2024. The note was fully converted.

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

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to provide management’s recap of the past year and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of this Quarterly Report on Form 10-Q.

Overview

QIND is a Nevada Corporation majority-owned by Fusion Fuel Green PLC (“Fusion Fuel” or “HTOO”), an Irish company listed on the Nasdaq with the ticker HTOO. HTOO functions as QIND’s parent company, and as such, it concentrates on providing strategic management oversight that includes financial, administrative, marketing, and human resources support to its operating companies. QIND functions as the Industrial Energy subsidiary of HTOO.

Factors Affecting Our Performance

The primary factors affecting our results of operations include, but are not limited to:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the Russian invasion of Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand for our product range. The Industrial and Manufacturing sectors are impacted by the overall economic environment as addressed in the risk factors. Tenders can be withdrawn, and lead times for the manufacturing can be affected, which can result in cancellation of orders if not delivered on time.

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

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the Purchase Agreement with Quality International was terminated by Quality International and subsequently, the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. The company is in the process of unwinding the remaining part of the transaction, consisting of a $2M buy-back commitment, with management aiming to recover the investment or parts of it. However, the investment may need to be written off if recovery proves unattainable.

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

On November 18, 2024, Quality Industrial Corp., a Nevada corporation (the “Company”), Fusion Fuel Green PLC, an Irish public limited company (the “Fusion Fuel”), Ilustrato Pictures International Inc., a Nevada corporation, a stockholder of the Company (“Ilustrato”), and certain other stockholders of the Company (together with Ilustrato, the “Sellers” and the Sellers together with the Company and Fusion Fuel, the “Parties”), entered into a Stock Purchase Agreement, dated as of November 18, 2024 (the “Purchase Agreement”). Under the Purchase Agreement, the Sellers will transfer an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 69.36% of the capital stock of the Company, to Fusion Fuel (the “Transferred Shares”). Fusion Fuel will issue 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers, subject to adjustment, with provisions for the preferred shares to convert into 41,713,270 ordinary shares, subject to shareholder approval and Nasdaq listing clearance. The Purchase Agreement also provides for a post-closing merger of the Company into a newly formed subsidiary of Fusion Fuel, resulting in the Company becoming a wholly-owned subsidiary of Fusion Fuel. The transaction is subject to customary closing conditions, including regulatory approvals. The Parties have also agreed to several post-closing covenants, including actions related to shareholder meetings and financing arrangements. The agreement contains customary representations, warranties, and indemnification provisions, and certain unwinding and termination rights.

On April 8, 2025, Quality Industrial Corp. signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of Al Shola Al Modea Gas Distribution LLC. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024, such as the payment schedule. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as Exhibits to this Form 10-Q.

On May 21, 2025, it was announced that the Company’s operating subsidiary, Al Shola Al Modea Gas Distribution LLC, has secured over $2.7 million in new project awards since the beginning of March 2025 and has added more than 1,800 apartments to its utility portfolio since the beginning of January 2025. The new contracts encompass engineering, installation, and long-term operations of liquefied petroleum gas (LPG) utilities. Concerning the liquefied petroleum gas (“LPG”) utilities, newly awarded contracts for the bulk supply of LPG are projected to yield an estimated annual recurring utility revenue of $905,000.

Planned Developments

In 2025, the Company will allocate resources to our subsidiary, Al Shola Gas, to enhance efficiency, boost sales, and positively impact their financial performance with investment from our parent company, Fusion Fuel Green PLC. We have invested in new vehicles for our subsidiary to improve their bulk LPG supply capabilities and increase our revenue. The trucks are expected to be delivered in the third quarter of 2025. We anticipate that our revenue and operating expenses will rise as we implement the expansion plan related to our subsidiary. This increase will arise from administrative and operating costs linked to our business activities.

Results of Operation for the Three Months Ended March 31, 2025, and 2024

Revenues

We had $3,621,473 and $0 in revenue for the Three months ended March 31, 2025, compared with $0 in revenue for the Three months ended March 31, 2024. The increase in revenue is a result of revenue from our acquisition of Al Shola Gas consolidated from the second quarter of 2024. In the first quarter of 2025, Al Shola Gas, grew its revenue with 17.3% compared with the same quarter last year.

Gross Profit

We had $955,386 and $0 in Gross Profit for the three months ended March 31, 2025, compared with $0 in Gross Profit for the Three ended March 31, 2024. Gross profit increased for the three months ended March 31, 2025, compared with Gross Profit for the three months ended March 31, 2024, in our operating business, Al Shola Gas.

Operating Expenses

Operating expenses increased to $1,902,508 for the three months ended March 31, 2025, compared to $81,249 for the three months ended March 31, 2024.

Our operating expenses for the Three months ended March 31, 2025, were mainly as a result of administrative and operating costs associated with the business activities of our subsidiary Al Shola Gas, and a one-off bonus payout to management of $1,020,000 associated with the merger with NASDAQ:HTOO.

We anticipate that our operating expenses will increase as we undertake our control plan associated with our operating business, Al Shola Gas. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses

We had other non-operating expenses of $285,418 for the three months ended March 31, 2025, as compared $91,615 in other expenses for the same period ended 2024. The increase in other operating expenses in Q1 2025, were mainly the result of Depreciation on Fixed assets and Discount and Interest on Convertible notes.

Non-Operating Income

We had other non-operating income of $0 for the three months ended March 31, 2025, as compared to $379,554 for the same period ended 2024. Our other income in Q1 2024 resulted from the reversal of interest payments on the loan agreements with Mahavir and Artelliq, which was unwound with the cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred a Net Loss of $1,259,606 for the three months ended March 31, 2025, compared to a net profit of $206,690 for the three months ended March 31, 2024. The Net Loss is primarily due to a one-off bonus payout to management of $1,020,000 associated with the merger with HTOO.

Liquidity and Capital Resources

As of March 31, 2025, we had total current assets of $7,594,665 and total current liabilities of $12,623,726. These liabilities include the payable amount of $5,300,000 as part of the purchase consideration for the acquisition of our operating company, Al Shola Gas, which will be paid over the next 12 months. We had negative working capital of $5,029,061 as of March 31, 2025. This compares with a working capital deficit of $3,896,995 as of December 31, 2024.

Operating activities used $334,816 in cash for the three months ended March 31, 2025, as compared with $170,860 used in cash for the three months ended March 31, 2024. Our negative operating cash flow for Q1 2025 was mainly due to a one-off bonus payout to management of $1,020,000 associated with the merger of HTOO.

Investing activities used $200,000 in cash for the three months ended March 31, 2025, as compared with $111,766 provided in cash for the three months ended March 31, 2024. We expect our investing cash flow to grow as a result of investing in long-term assets for the company’s growth.

Financing activities provided $669,647 in cash for the three months ended March 31, 2025, as compared with $171,074 in cash provided for the same period ended 2024. Our financing cash flow for Q1 2025 was mainly the result of proceeds from our parent company, Fusion Fuel.

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

Impact of Acquisitions

Historically, a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvement initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results in the short term, but have historically been the case in the medium to long term.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC.
2.2*	Amendment to Share Purchase Agreement, dated April 8, 2025, with shareholder of Al Shola Al Modea Distribution LLC,
4.1*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed previously

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	June 4, 2025

By:	/s/ John-Paul Backwell
John-Paul Backwell

Title:	Chief Executive Officer (Principal executive)

By:	s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title	Chief Financial Officer (principal accounting, and financial officer)

