Form 10-Q
period 2025-06-30
Quality Industrial Corp.
filed 2025-08-13
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 169,110,820 common shares as of August 13, 2025.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024 (Audited);

F-2	Consolidated Statements of Operations for the Three and Six months ended June 30, 2025, and 2024 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended June 30, 2025, and 2024 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the Six months ended June 30, 2025, and 2024 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

1

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$296,738	$225,582
Inventory	941,425	1,224,309
Accounts Receivable	3,829,823	3,205,961
Deposits, Prepayments & Advances	845,454	810,765
Other Current Assets	2,000,000	2,000,000
Total Current Assets	7,913,440	7,466,617

Non-Current Assets
Property, Plant and Equipment	34,750	49,115
Right-of-Use assets	279,375	202,680
Related Party Receivables	2,129,841	1,979,772
Goodwill	8,411,100	8,411,100
Total Non-current Assets	10,855,066	10,642,667
Total Assets	$18,768,506	$18,109,284
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,424,754	$2,116,876
Related Party Payables	1,060,684	-
Lease Operating Liabilities	118,652	80,950
Convertible Notes, net of discount	2,512,377	2,584,054
Other payables - current	6,589,854	5,777,920
Other Current Liabilities	2,150,360	803,812
Total Current Liabilities	13,856,681	11,363,612

Non-Current Liabilities
Lease Operating Non-Current Portion	172,651	132,741
Other payables – long-term	3,464,625	4,616,039
Total Long-Term Liabilities	3,637,276	4,748,780
Total Liabilities	17,493,957	16,112,392
Stockholders’ Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 20,000 and 20,000 Series B shares issued and outstanding as of as of June 30, 2025, and December 31, 2024, respectively	20	20
Common stock; $0.001 par value; 200,000,000 shares authorized; 163,880,483 and 126,642,689 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	163,883	126,645
Additional paid-in capital	18,447,745	18,046,911
Retained Earnings/ accumulated Deficit	(18,828,640)	(17,226,549)
Noncontrolling interest	1,491,541	1,049,865
Total stockholders’ Equity	1,274,549	1,996,892
Total liabilities and stockholders’ Equity	$18,768,506	$18,109,284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	30-Jun-25	30-Jun-24	30-Jun-25	30-Jun-24
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$4,009,461	$3,317,206	$7,630,934	$3,317,206

Cost of revenues	2,689,355	2,068,708	5,355,442	2,068,708

Gross profit	1,320,106	1,248,498	2,275,492	1,248,498

Operating expenses
Professional fees	20,264	34,178	72,104	82,571
General and administrative	824,867	750,696	2,635,307	783,552
Depreciation and Amortization	34,516	37,555	74,744	37,555
Total operating expenses	879,647	822,429	2,782,155	903,678

Income (loss) from operations	440,459	426,069	(506,663)	344,820

Other (income) expenses
Interest expense	27,355	20,253	59,596	20,253
Interest on Convertible Notes	206,390	74,929	394,929	141,128
Commitment and Conversion Fees	12,000	3,000	24,000	7,500
Discount on Convertible Notes	38,203	3,807	90,841	24,723
Other Income	-	(48,000)	-	(427,554)
Total other (income) expense, net	283,948	53,989	569,366	(233,950)

Net Income (Loss) Before Provision for Income Taxes	156,511	372,080	(1,076,029)	578,770

Corporate Income Tax	57,320	43,889	84,386	43,889

Net Income (Loss)	99,191	328,191	(1,160,415)	534,881
Less: net income attributable to noncontrolling interest	295,072	230,624	441,676	230,624
Net income (loss) attributable to QIND stockholders	$(195,881)	$97,567	$(1,602,091)	$304,257

Weighted average common shares outstanding	153,442,500	130,219,433	144,560,007	128,996,326

Net income (loss) per common share - basic and diluted	(0.00)	0.00	(0.01)	0.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Six Months Ended June 30, 2025

	Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2024	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892
									-
Common stock issued for conversion of notes	-	-	13,786,992	13,787	-	-	215,139	-	228,926
Minority Interest	-	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	146,604	-	(1,406,210)	(1,259,606)

Total Shareholders’ Equity as of March 31, 2025	20,000	20	140,429,681	140,432	-	1,196,469	18,262,050	(18,632,759)	966,212

Issuance of shares of common stock for services	-	-	-	-	-	-	-	-	-
Common stock issued as staff compensation	-	-	-	-	-	-	-	-	-
Issuance of shares as a commitment fee	-	-	-	-	-	-	-	-	-
Issued shares from conversion of convertible note	-	-	23,450,802	23,451	-	-	185,695	-	209,146
Share buyback	-	-	-	-	-	-	-	-	-
Minority Interest	-	-	-	-	-	-	-	-	-
Income for the year	-	-	-	-	-	295,072	-	(195,881)	99,191
									-
Total Shareholders’ Equity as of June 30, 2025	20,000	20	163,880,483	163,883	-	1,491,541	18,447,745	(18,828,640)	1,274,549

For the Six Months Ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	-	-	127,129,694	127,132	17,319,899	-	(16,703,532)	743,499

Common stock issued for conversion of notes	-	-	896,809	897	48,603	-	-	49,500
Minority Interest						1,534,085		1,534,085
Income for the period	-	-	-	-	-	-	206,690	206,690
Balance, March 31, 2024	-	-	128,026,505	128,029	17,368,502	1,534,085	(16,496,842)	2,533,774

Issuance of shares of common stock for services	-	-	150,000	150	12,875	-	-	13,125
Issuance of shares as Staff Compensation	-	-	500,000	500	36,000	-	-	36,500
Issuance of shares as commitment fee	-	-	500,000	500	23,676	-	-	24,176
Issued shares from conversion of convertible note	-	-	4,310,186	4,310	151,533	-	-	155,863
Cancellation of Shares	-	-	(480,000)	(480)	(47,520)	-	-	(48,000)
Minority Interest	-	-	-	-	-	(1,170,232)	-	(1,170,232)
Income for the period	-	-	-	-	-	230,624	97,567	328,191

Total Shareholders’ Equity as of June 30, 2024	-	-	133,006,691	133,009	17,545,186	594,477	(16,399,275)	1,873,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Income (Loss) for the period	(1,160,415)	534,881

Adjustment to reconcile net gain (loss) to net cash
Finance cost	454,525	161,381
Non-Cash Stock Compensation Expense	-	36,500
Stock issued for Services	-	13,125
Commitment fees	-	24,176
Conversion fees	24,000	7,500
Corporate Income Tax Expense	84,386	43,889
Depreciation and Amortization	74,744	37,555
Other income	-	(427,554)
Discount on convertible Notes	90,841	24,723
Changes in Assets and Liabilities, net
Inventory	282,884	302,011
Accounts receivable	(623,862)	587,661
Deposits, Prepayments & Advances	(34,689)	(456)
Related Party Receivables	(150,069)	(3,263)
Right of use asset, net	(117,282)	-
Accounts Payable	(692,122)	38,337
Other Payables – current	(12,489)	-
Other Current Liabilities	1,187,336	(133,839)
Lease Liabilities	77,612	(9,159)

Net Cash (used in)/ provided by Operating Activities	(514,600)	1,237,468

Cash flows from investing activities
Addition of Fixed Assets	(19,792)	(2,054)
Payments to ASG Shareholders	(200,000)	-
Cash acquired in business acquisition	-	-
Net Cash used in Investing Activities	(219,792)	(2,054)

Cash flows from financing activities

Proceeds from issuance of common stock	-	-
Repayment of Convertible Notes	(59,898)	194,950
Payment of Interest	(8,650)	(161,381)
Related Party Loan	1,060,684	-
Payments for ASG Debt	(186,588)	-
Changes in Minority interest	-	(1,170,232)
Net Cash provided by/ (used in) Financing Activities	805,548	(1,136,663)

Net increase in cash and cash equivalents	71,156	98,751

Cash and cash equivalents at the beginning of the year	225,582	2,492
Cash and cash equivalents at end of the year	296,738	101,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: OUR HISTORY

The Company was incorporated in the state of Nevada under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006, the Company changed its name to Bixby Energy Systems Inc. In September 2006, the Company changed its name to Power Play Development Corporation. In April 2007, the Company changed its name to National League of Poker, Inc. In October 2007, the Company changed its name back to Power Play Development Corporation. In October 2011, the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company changed its name to Wikisoft Corp.

In May 2016, the Company’s Board of Directors terminated the services of all prior officers and directors, and the board appointed Robert Stevens as the Board Appointed Receiver for the Company. This was a private receivership where the board appointed the receiver to act on behalf of the Company, and no court filings were ever made in connection with the receivership. On April 16, 2019, in connection with the Merger described below, Robert Stevens resigned from all of his positions with the Company, and the board-appointed receivership was concluded. At that time, Rasmus Refer was appointed as the Company’s CEO and Director, and he resigned from such positions in August and November 2020, respectively. On August 31, 2020, Carsten Kjems Falk was appointed as CEO, and on December 1, 2021, Paul C Quintal was appointed as the sole director of the Company.

On April 11, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WikiSoft Acquisition Corp., a Delaware corporation which was then the Company’s wholly owned subsidiary (“Merger Sub”) and WikiSoft Corp., a privately held Delaware corporation (“WikiSoft DE”). In connection with the closing of this merger transaction, Merger Sub merged with and into WikiSoft DE (the “Merger”) on April 24, 2019. Pursuant to the Merger, the Company acquired WikiSoft DE, which then became its wholly owned subsidiary.

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

Wikisoft Corp. had a vision to become one of the largest portals of information for businesses and business professionals. Built on open-source software, the portal wikiprofile.com was initially launched in January 2018, and the portal was relaunched in June 2021.

We changed ownership on May 28, 2022, when ILUS, at the time, acquired 77.4% of the outstanding shares in our Company. Consequently, ILUS was able to control the election of our board of directors unilaterally, all matters upon which shareholder approval was required, and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of ILUS, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer, and Mr. Carsten Falk resigned as our Chief Executive Officer and was appointed as our Chief Commercial Officer.

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

On April 1, 2024, after several failed effort negotiations to restructure the deal and obtain information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently the Board of Directors of the Company approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. Quality International Co Ltd FZC is no longer consolidated with our financial statements.

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

On November 18, 2024, Quality Industrial Corp., a Nevada corporation, Fusion Fuel Green PLC (“Fusion Fuel” or “HTOO”), an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation, a stockholder of the Company, and certain other stockholders of the Company, entered into a Stock Purchase Agreement, dated as of November 18, 2024. Under the Purchase Agreement, the Sellers transferred an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Preferred Stock of the Company, constituting approximately 67.36% of the voting stock of the Company at the time, to Fusion Fuel Green PLC. Fusion Fuel issued 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the Sellers. As a result of these transactions, Quality Industrial Corp. is a majority-owned subsidiary of Fusion Fuel.

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

Accounts receivable

Accounts receivable are recorded at the invoice amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers, and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future, and before recording the appropriate provision.

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

Expenditures that extend the useful life of existing property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Expenditures for repairs and maintenance are expensed as incurred. When property, plant, and equipment are retired or sold, the cost and related accumulated depreciation are removed from the Company’s balance sheet, with any gain or loss reflected in operations.

Depreciation & Amortization expenses, including depreciation on Right of Use Assets for the three months ended June 30, 2025, and June 30, 2024, were $34,516 and $37,555, respectively.

Deposits, Advances and Prepayments

Advances have been paid to the suppliers and subcontractors in the ordinary course of business for the procurement of specialized material and equipment required in the process of designing, engineering and installing Central Gas distribution and monitoring systems. The Company is engaged in the design, engineering, supply, and monitoring of Central Gas systems, supplying and installing equipment such as pressure regulators, pipelines, safety equipment, tapping points, metering units, valves, and storage tanks. To undertake these projects, the Company is required to make upfront investments in materials and machinery. These projects involve many processes and take substantial time to complete. We estimate that the deposit will be utilized in the next 12 months. However, some will only be returned upon cancellation, such as the office lease deposit, internet, and utilities.

Deposits, Prepayments &Advances	June 30, 2025	December 31, 2024
QIND - Advances
Advance for Purchases- Georgia Fire & Rescue	151,000	-
Prepaid Bonus - Nicolas Link	53,516	-
Prepaid Bonus - Louise	13,300	-
Total - QIND	217,816	-
Al Shola Gas
Deposits & Advances
Project Job Refundable Security Deposit Against Project Performances	309,591	462,180
DEWA Office	545	545
Emarat General Petroleum Corporation LLC	13,624	13,624
WASL Land	5,450	5,450
Dubai Properties	34,060	34,060
Dubai Real Estate Corporation	6,812	6,812
DIRE Land	6,812	6,812
Emirates Gas LLC	13,624	13,624
Energy Tech	8,937	8,937
AL NABBAH REAL ESTATE	360	-
Total	399,815	552,044

Prepaid Expenses
Hamsah Office Rent	12,238	5,714
Store Rent	11,111	3,145
Insurance	-	8,500
Accommodation Rent	50,547	6,669
DCD License	1,698	277
Trade License	10,201	1,038
Visa Cost	39,610	45,128
Total	125,405	70,471
Other Pre-Payments
Aiwa Energy	81,744	81,744
Aiko Mall	20,436	81,744
Aswaaq Shopping Mall	238	24,762
Total	102,418	188,250

Total Deposits, Prepayments &Advances	845,454	810,765

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas, amounting to $132,090 as of June 30, 2025, are provided to employees in the UAE when their employment ends. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.

	June 30, 2025	December 31, 2024
Employee end of service benefits Al Shola Gas
Balance from previous period	139,985	154,261
Add: Charge for the period	9,299	93,337
Less: Settle for the period	(17,194)	(107,613)

Total	$132,090	$139,985

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

The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and intangible assets for impairment annually if an event occurs or circumstances change that indicate that its carrying amount may not exceed its fair value.

Fair value of financial instruments

The carrying value of cash, accounts payable, warrants, accrued expenses, and debt, short-term as well as long-term, is recorded at fair value. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

The principal activity of the Company is through our operating subsidiary, Al Shola Al Modea Gas Distribution LLC (“ASG” or “Al Shola Gas”), where we provide comprehensive solutions for the liquefied petroleum gas (“LPG”) industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Revenue from contracts with customers is recognized when control of the goods or services is transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The company has applied the five-step approach below. It has generally concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

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

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeiture” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expenses for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is usually the vesting period.

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

Particulars	Three Months Ended June 30, 2025 (unaudited)	Three Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2024 (unaudited)
Basic and diluted EPS*
Numerator
Net income/(loss)	99,191	328,191	(1,160,415)	534,881
Net Income attributable to common stockholders	(195,881)	97,567	(1,602,091)	304,257
Denominator
Weighted average shares outstanding	153,442,500	130,219,433	144,560,007	128,996,326
Number of shares used for basic EPS computation	153,442,500	130,219,433	144,560,007	128,996,326
Basic EPS	(0.00)	0.00	(0.01)	0.00
Number of shares used for diluted EPS computation*	173,692,500	130,469,433	164,810,007	129,246,326
Diluted EPS	(0.00)	0.00	(0.01)	0.00

*	Includes 250,000 issued warrants as of June 30, 2024, and further as of June 30, 2025, also including 20,000 series B stock converting at 1:1000.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents as of June 30, 2025, and December 31, 2024. There were $296,738 and $225,582 in cash and cash equivalents as of June 30, 2025, and December 31, 2024, respectively.

	June 30, 2025	December 31, 2024

Cash and Cash Equivalents
Cash in hand	128,679	122,432
Cash at bank	168,059	103,150
Total	$296,738	$225,582

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

Accounts Receivables Ageing Al Shola Gas	June 30, 2025	December 31, 2024
1-30 days	1,083,002	992,416
31-60 days	933,989	595,763
61-90 days	513,160	609,407
+90 days	1,299,672	1,008,375
Total	3,829,823	3,205,961

Other Current Assets

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buyback agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement.

NOTE 5. NON-CURRENT ASSETS

Related Party Receivables

As of June 30, 2025, and December 31, 2024, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a former majority shareholder of the Company, of $1,993,525 and $1,979,772, respectively. As of June 30, 2025, $493,525 is related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from the other under the agreement was $1,000,000. The purpose of the agreement was to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000, and the agreement shall automatically be renewed for successive one-year terms after that unless terminated. The intercompany loan agreement has a term of one year from the date of execution, and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum. The remaining $1,500,000 relates to an asset purchase agreement the Company signed on June 21, 2024, with Ilustrato Pictures International Inc. to acquire the long-term investment of $1,500,000 in Quality International. ILUS agreed to reimburse the Company for the $1,500,000 invested in Quality International that was subsequently canceled and not returned.

The Company’s majority-owned subsidiary, Al Shola Gas, has a sister company, Al Shola Al Modea Safety and Security LLC (“Al Shola Safety”), an established fire safety company registered in the United Arab Emirates. While both entities operate independently, there is a limited overlap in their customer base. In certain instances, customers may remit payment for goods or services provided by both companies to only one of the entities. These transactions are recorded as related party transactions on the transaction date and are reconciled monthly between the respective related party accounts. As of June 30, 2025, there were $136,316 outstanding balances between Al Shola Gas and Al Shola Safety.

As of June 30, 2025, and December 31, 2024, the Company had amounts due from Nicolas Link due to prepayment of bonus amounting to $53,516 and $0, respectively.

As of June 30, 2025, and December 31, 2024, the Company had amounts due from Louise Bennet due to prepayment of bonus amounting to $13,300 and $0, respectively.

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

The Company acquired 51% of Al Shola Gas LLC for $10,000,000 and now owns 51% of the Net Assets of Al Shola Gas. The net assets of Al Shola Gas were $3,115,491 on June 30, 2024, of which $1,588,900 (51%) is owned by QIND. The remaining $1,526,591 (49%) of net assets are held by a minority interest or noncontrolling interest. The purchase price of $10,000,000 minus the net assets held by the Company in Al Shola Gas, equating to $8,411,100, is part of the Company’s Goodwill. The noncontrolling interest has been presented separately on the accompanying consolidated balance sheet and statement of operations.

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Accounts payable totaled $1,424,754 as of June 30, 2025, including Trade and Other Payables of $733,143 for QIND and $691,611 for our subsidiary, Al Shola Gas. This compares to $801,721 for QIND and $1,315,155 for Al Shola Gas as of December 31, 2024.

Accounts Payable Ageing	June 30, 2025	December 31, 2024
1-30 days	233,865	710,438
31-60 days	40,094	272,627
61-90 days	77,507	169,515
+90 days	1,073,288	964,296
Total	1,424,754	2,116,876

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

As of June 30, 2025, and December 31, 2024, the Company had amounts owed to Fusion Fuel Green PLC amounting to $1,060,684 and $0, respectively.

Operating Lease Liabilities – Current

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of June 30, 2025, we had a current portion of lease liabilities of $118,652.

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

On December 20, 2023, the Company issued a one-year convertible promissory note in the principal amount of $100,000 to Sean Levi. This Convertible Promissory Note (the “Note”) shall bear a minimum of twenty percent (20%) interest, which will be payable within five business days from when the company receives the IPO funding, and thereafter, fifteen percent (15%) per annum will be charged. The Note is for 1 year and cannot be converted until 6 months from the date first written above has passed. Fifty Percent (50%) of the value of this note is committed to shares to be issued at a 25% discount to the IPO price. These shares are to be issued upon uplist to the NASDAQ and must be held for six (6) months. If QIND does not uplist, then Holder will be issued 200% of the value of this note in QIND stock listed on the OTC Markets. Upon payment in full of the principal, this Note shall be surrendered to the Company for cancellation.

On February 6, 2024, we issued a six-month convertible promissory note to Exchange Listing LLC in the principal amount of $35,000. The note is convertible into common stock at a discount of thirty-five percent (35%) to the volume-weighted average trading (“VWAP”) of the Company’s common stock for the five (5) days before any conversion and bears 10% interest per annum. The maturity date shall be the earlier of (i) six (6) months from the Issue Date or (ii) upon completion of a listing of the Company on a Senior Exchange.

On May 21, 2024, we issued a one-year convertible promissory note to Jefferson Street Capital LLC in the principal amount of $71,500, with equal consecutive payments due monthly beginning on October 21, 2024, that is five (5) months from the Issue Date, with the final payment due on February 21, 2025. The note is convertible into common stock at the rate of $0.03 and bears 10% interest per annum. The promissory note required 500,000 commitment shares to be issued. The relative fair value of these commitment shares of $24,179 was recorded as a debt discount and increased to additional paid-in capital. The discount will be amortized into interest expense over the term of the promissory note.

On September 20, 2024, we entered into a loan agreement with J.J. Astor & Co. The Note is the senior secured with a Principal Amount of $405,000, which shall be payable in forty weekly instalments of $10,125. The note converts at 80% of the average of the four lowest volume-weighted average closing prices of Company Common Stock over the twenty (20) trading days immediately prior to each permitted conversion of the Note.

On September 25, 2024, we issued a convertible promissory note to 1800 Diagonal Lending LLC in the principal amount of $115,000. A one-time interest charge of thirteen percent with a total of $14,950 was applied on the Issuance Date. The first payment shall be due October 30, 2024, with eight subsequent payments due on the 30th of each month thereafter. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments, each of $14,438.89 (a total payback to the Holder of $129,500). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default, with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. Subsequently, the note has been converted in full.

Certain convertible notes include original issuance discounts or other issuance-type costs, resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the three months ended June 30, 2025, amortization related to these discounts totaled $38,203.

A summary of these outstanding convertible notes and accrued interest as of June 30, 2025, is summarized below:

Debt & Interest Payable

Lender	Date of Issue	Maturity Date	Principal Amount	Default Interest/Fees	Paid	Converted	Outstanding	Interest

RB Capital Partners Inc.	3 Aug 2022	31 Dec 2024	1,100,000	-	-	-	1,100,000	224,249
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000	-	-	-	200,000	32,104
Jefferson	23 May 2023	31 Dec 2024	220,000	123,949	-	241,495	102,454	-
Sky Holdings	16 Jun 2023	31 Dec 2024	550,000	-	-	77,000	473,000	76,015
RB Capital Partners Inc.	21 Dec 2023	20 Dec 2024	100,000	-	-	-	100,000	14,986
Sean Levi	8 Jan 2024	8 Jan 2025	100,000	-	-	-	100,000	29,589
Exchange Listing LLC	6 Feb 2024	31 Dec 2024	35,000	-	-	-	35,000	6,636
Jefferson	21 May 2024	21 Feb 2025	71,500	47,311	-	54,500	64,311	7,150
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	179,400	93,915	39,456	233,859	-	-
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	115,000	69,162	12,778	171,384	-	-
J.J. Astor & Co	20 Sep 2024	30 Jun 2025	405,000	-	65,925	-	339,075	-

Less: Interest Paid								(52,352)
Total			3,075,900	334,337	118,158	778,238	2,513,840	338,377

Discount on Convertible Notes

Lender	Date of Issue	Maturity Date	Discount

1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	20,117
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	13,617
Jefferson	21 May 2024	21 Feb 2025	6,500
J.J. Astor & Co	20 Sep 2024	4 Jul 2025	105,000
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	15,000
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	23,400
Jefferson Capital (JC)	21 May 2024	21 Feb 2025	24,179

Less: Amortized			(206,349)

Balance as of June 30, 2025			1,463

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

Other Payables Current

In connection with the ASG Acquisition, we acquired short-term bank debt totaling $550,060. As of June 30, 2025, total current borrowings outstanding were $164,854.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of a $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange-listed stock or cash to be paid to the Seller, of which $6,425,000 is the current portion as of June 30, 2025.

Other Payables Current	June 30, 2025	December 31, 2024
Payable to Shareholders of Al Shola Gas	6,425,000	5,500,000
Carsten expenses payable	-	12,229
Bank Borrowings- Current	164,854	265,692
Total	6,589,854	5,777,920

Other Current Liabilities

As of June 30, 2025, and December 31, 2024, the Company’s Other Current Liabilities were $2,150,360 and $803,812, respectively.

Other Current Liabilities	June 30, 2025	December 31, 2024
Lease Liabilities	-	-
Accrued Interest on Convertible note	338,377	263,551
Payroll Liabilities (Group)*	1,329,906	148,675
Audit fee provision	62,000	48,000
Retirement benefits	132,090	139,985
Corporate Tax payable	287,987	203,601
Total	2,150,360	803,812

Payroll Liabilities (Group)*	June 30, 2025	December 31, 2024
QIND	-	-
Salary and bonus payable – CEO	648,264	35,000
Salary, bonus and expenses payable – CCO	612,101	113,675
ASG
Salary Payable -Staff	69,541	-
Total	1,329,906	148,675

NOTE 7. NON-CURRENT LIABILITIES

Operating Lease Liabilities – Non-Current Portion

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of June 30, 2025, we had a non-current portion of lease liabilities of $172,651.

The following is a summary of future lease payments required under the lease agreements:

	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	Total
Year 2025	2,231	3,088	4,558	9,473	7,969	4,790	2,656	2,175	2,141	2,202	17,652	58,933
Year 2026	4,738	6,558	9,680	20,118	16,924	10,173	2,295	1,120	4,546	4,676	37,486	118,313
Year 2027	2,088	4,074	6,013	8,868	7,460	6,320	0	0	4,923	5,064	40,598	85,407
Year 2028	0	0	0	0	0	0	0	0	3,959	3,146	21,545	28,650
Total	9,058	13,719	20,251	38,458	32,352	21,282	4,951	3,295	15,568	15,087	117,281	291,303

Supplemental Information as of June 30, 2025:

	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	Total
RoU Assets	8,363	12,749	18,819	35,509	29,871	19,777	4,396	2,907	15,132	14,571	117,281	279,375
Lease Liability	9,058	13,719	20,251	38,458	32,352	21,282	4,951	3,295	15,568	15,087	117,281	291,303
Current	4,553	6,301	9,301	19,331	16,262	9,775	4,951	3,295	4,368	4,493	36,021	118,652
Non Current	4,505	7,418	10,950	19,127	16,090	11,507	-	-	11,200	10,594	81,260	172,651

Weighted average remaining lease term (in years)	2.26
Weighted average discount rate	8%

Other Payables – Long term

In connection with the ASG Acquisition, we acquired long-term bank debt totaling $357,577. As of June 30, 2025, total long-term borrowings outstanding were $89,625.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of a $9,000,000 note payable and $1,000,000 in cash. The payable is due as follows: $9 million in National Exchange-listed stock or cash to be paid to the Seller, of which $3,375,000 is the non-current portion.

Other Payables Non-current	June 30, 2025	December 31, 2024
Payable to Shareholders of Al Shola Gas	3,375,000	4,500,000
Bank Borrowings – Non – Current	89,625	116,039
Total	3,464,625	4,616,039

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2025, and June 30, 2024, there were 163,880,483 and 133,006,691 shares of common stock issued and outstanding, respectively.

As of June 30, 2025, and June 30, 2024, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of June 30, 2025, and June 30, 2024, there were 20,000 and 0 shares of Series B stock of the Company issued and outstanding, respectively.

For the Six Months ended June 30, 2024

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

On April 26, 2024, we entered into an asset purchase agreement with Mr. Refer, the previous owner of the legacy business. Mr. Refer bought the intangible legacy assets of Wikisoft for a total consideration of 480,000 common stocks to Quality Industrial Corp. (“QIND”) with a fair market value of $0.10 per common stock or $48,000. The shares were returned to the treasury on May 20, 2024. The legacy assets had no book value; therefore, we have recognized a gain of $48,000 related to this asset purchase.

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

On May 21, 2024, the Company issued 3,009,680 shares of our common stock to Jefferson Street Capital LLC for the conversion of $15,000 of principal and $1,500 of conversion fees, pursuant to a convertible note signed on May 23, 2023.

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

For the Six Months ended June 30, 2025

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

On June 5, 2025, the Company issued 3,019,662 shares of our common stock to Jefferson Street Capital LLC for the conversion of $20,000 of principal and $1,500 of conversion fees pursuant to a convertible note signed on September 25, 2024.

NOTE 9. General and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
General and Administrative Expenses	30-Jun-25	30-Jun-24	30-Jun-25	30-Jun-24
Salary & Compensation – QIND
Salary	191,227	22,500	371,227	45,000
Bonus	-	39,125	1,020,000	39,125
Salary & Compensation – ASG
Salary and other allowances	226,531	231,079	472,312	231,079
Management Expense	112,764	98,910	218,757	98,910
Rent	36,650	3,924	68,999	4,346
Office Expenses	11,151	1,547	17,603	1,547
IT support	4,428	66	7,936	132
Other expenses**	242,116	353,545	458,473	363,413
Total	824,867	750,696	2,635,307	783,552

**	Other expenses are primarily expenses in Al Shola Gas for items such as Fuel Expenses, Commission Against Business Activities and depreciation.

NOTE 10. NON-OPERATING INCOME

The Company earned other income in 2024 as a result of the sale of intangible legacy assets and the reversal of interest payments on the loan agreements with Mahavir and Artelliq, which were unwound with the cancellation of the agreement with Quality International.

The table below presents the breakdown of non-operating income:

Non-Operating income Six Months Ended	June 30, 2025	June 30, 2024
Reversal of interest payment	-	(427,554)
Total	$-	$(427,554)

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

QIND acquired majority ownership of AL SHOLA GAS, effective as of March 27, 2024, resulting in AL SHOLA GAS becoming a subsidiary, in a transaction accounted for as a business combination. The Company and its auditors considered all pertinent facts pursuant to ASC 805-10-25-6 that the Share Purchase Agreement signing date is the acquisition date of the Company, with the value of $10,000,000 and the payment plan outlined in the agreement. Pursuant to the terms of the Share Purchase Agreement, QIND will occupy two non-paid board seats, including Chairman of the Board of Al Shola Gas, and there shall be one other non-paid board seat for existing Al Shola Gas shareholders. QIND obtained immediate control with the execution of the Agreement. Existing shareholders and management will retain full operational control unless the new Board of Directors determines otherwise due to a breach of the Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the Agreement, which will be decided and approved by the new Board of Directors of the Company.

The audited pro forma financial statements of AL SHOLA GAS for the periods ended December 31, 2023, have been filed through 8-K on June 7, 2024. The acquired business contributed revenues of $10,839,209 and earnings of $(2,441,164) in total, consisting of $(4,232,732) to parent company QIND and $1,791,568 to the shareholders of AL SHOLA GAS, respectively, for the year ended December 31, 2023.

In accordance with ASC 805-30-50-1 (b) and ASC 805-20-50-1(c), the following table summarizes the consideration transferred to acquire AL SHOLA GAS and the amounts of identified assets acquired, and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in AL SHOLA GAS at the acquisition date:

The Payment Schedule signed on March 27, 2024, outlines a series of payment requirements as follows:

●	Tranche 1: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first full quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement.

●	Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	June 30, 2025	June 30, 2024
Total	200,000	-

As of June 30, 2025, out of the total payable amount of $10,000,000 to the shareholders of AL SHOLA GAS, $9,800,000 remained outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of the acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,016)
Lease liabilities	(229,359)
Bank borrowings	(774,064)
Total identifiable net assets	$3,115,491
Non-Controlling Share (49%)	1,526,591
Parent Share (51%)	1,588,900
Goodwill	$8,411,100

During the quarter ended June 30, 2024, we consolidated this acquired business since January 1, 2024, rather than since the acquisition date of March 27, 2024. The impact on our June 30, 2024, results would have resulted in revenue of $3,086,519, cost of revenues of $1,942,279, net income available of $488,083, and earnings per share of $0.00.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

On July 22, 2025, the Company issued 3,230,337 shares of our common stock to Jefferson Street Capital LLC for the conversion of $21,500 of principal and $1,500 of conversion fees pursuant to a convertible note signed on May 21, 2024.

On August 1, 2025, Fusion Fuel Green PLC signed a stock purchase agreement pursuant to which they bought 2,000,000 shares of common stock at a price of $0.02 per share with a total price of $40,000.

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

Recent Developments

On April 8, 2025, Quality Industrial Corp. signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of Al Shola Al Modea Gas Distribution LLC. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024, such as the payment schedule. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as an Exhibit to this Form 10-Q.

On May 21, 2025, it was announced that Al Shola Gas has secured over $2.7 million in new project awards since the beginning of March 2025 and has added more than 1,800 apartments to its utility portfolio since the beginning of January 2025. The new contracts encompass engineering, installation, and long-term operations of liquefied petroleum gas (LPG) utilities. Concerning the liquefied petroleum gas (“LPG”) utilities, newly awarded contracts for the bulk supply of LPG are projected to yield an estimated annual recurring utility revenue of $905,000.

On July 25, 2025, it was announced that Al Shola Gas confirmed several new projects for installing and maintaining liquefied petroleum gas (“LPG”) systems and supplying bulk LPG across multiple large-scale residential and commercial developments in Dubai, United Arab Emirates. The most significant new projects under contract are valued at approximately $517,000. These include utility operations and bulk LPG supply for a 20-floor high-rise residential building with 722 apartments, valued at around $241,000, and utility arrangements for an 8-floor mixed-use development with residential and commercial spaces, valued at about $232,000. Besides these larger projects, Al Shola Gas confirmed several new contracts with total estimated values of roughly $54,000.

Planned Developments

In 2025, the Company will allocate resources to our subsidiary, Al Shola Gas, to enhance efficiency, boost sales, and positively impact their financial performance with investment from our parent company, Fusion Fuel Green PLC. We have invested and are continuing to invest in new LPG bobtail trucks for our subsidiary to improve their bulk LPG supply capabilities and increase our revenue. The trucks are expected to be delivered in the third and fourth four quarter of 2025. We anticipate that our revenue and operating expenses will rise as we implement the expansion plan related to our subsidiary. This increase will arise from administrative and operating costs linked to our business activities.

Results of Operation for the Three and Six Months Ended June 30, 2025, and 2024

Revenues

We earned revenue for the three and six months ended June 30, 2025, of $4,009,461 and $7,630,934, respectively, compared with $3,317,206 in revenue for the three and six months ended June 30, 2024. The increase in revenue is a result of revenue from our acquisition of Al Shola Gas, consolidated from the second quarter of 2024. For the three months ended June 30, 2025, Al Shola Gas grew its revenue by 20.9% compared with the same period last year.

Gross Profit

We earned $1,320,106 and $2,275,492 in Gross Profit for the three and six months ended June 30, 2025, respectively, compared with $1,248,498 and $1,248,498 in Gross Profit for the three and six months ended June 30, 2024, respectively.

Operating Expenses

Operating expenses increased to $879,647 for the three months ended June 30, 2025, from $822,429 for the three months ended June 30, 2024. For the six months ended June 30, 2025, operating expenses increased to $2,782,155, compared to $903,678 for the same period in 2024.

Our operating expenses for the three- and six-months ending June 30, 2025, mainly resulted from administrative and operational costs related to our subsidiary Al Shola Gas, which was fully consolidated in 2025. In 2024, only Q2 was consolidated. Additionally, there was a one-time bonus payout to management of $1,020,000 connected to the acquisition by Fusion Fuel and capital raised thereafter.

We anticipate that our operating expenses will increase as we undertake our control plan associated with our operating business, Al Shola Gas. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses

We had other non-operating expenses of $283,948 for the three months ended June 30, 2025, compared to $101,989 for the three months ended June 30, 2024. For the six months ended June 30, 2025, non-operating expenses were $569,366, compared to $193,604 for the same period in 2024.

Our non-operating expenses for the three and six months ended June 30, 2025, compared to the same periods in 2024, were higher due to stock issued discount and interest on Convertible notes. The management plan is to pay off some or all of the notes during the remainder of FY 2025.

Non-Operating Income

We had other non-operating income of $0 for the three months ended June 30, 2024, as compared $48,000 for the same period ended 2024, due to the purchase of intangible legacy assets from the previous owner. We had other non-operating income of $0 for the six months ended June 30, 2025, as compared $427,554 for the same period ended 2024. Our other income for the six months ended June 30, 2024, resulted from the reversal of interest payments on the loan agreements with Mahavir and Artelliq in the first quarter, which was subsequently unwound with the cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred Net Income of $99,191 and Net Loss $1,160,415 for the three and six months ended June 30, 2025, respectively, compared to Net Income of $328,191 and $534,881 for the three and six months ended June 30, 2024, respectively.

The net loss for the six months ending June 30, 2025, primarily resulted from a one-time bonus payout to management of $1,020,000 related to the acquisition by Fusion Fuel and subsequent capital raising, awarded in the first quarter of 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had total current assets of $7,913,440 and total current liabilities of $13,856,681. As of December 31, 2024, we had total current assets of $7,466,617, respectively, and total current liabilities of $11,363,612. These current liabilities include the payable amount of $6,425,000 as of June 30, 2025, as part of the purchase consideration for the acquisition of our operating company, Al Shola Gas, which will be paid over the next 12 months in cash or stock. We had negative working capital of $5,943,241 as of June 30, 2025. This compares with a working capital deficit of $3,896,995 as of December 31, 2024.

Operating activities used $514,600 in cash for the six months ended June 30, 2025, as compared with $1,237,468 provided in cash for the six months ended June 30, 2024. Our negative operating cash flow for the six months ended June 30, 2025, was mainly due to a one-off bonus payout to management of $1,020,000 related to the acquisition by Fusion Fuel and subsequent capital raising.

Investing activities used $219,792 in cash for the six months ended June 30, 2025, as compared with $2,054 provided in cash for the six months ended June 30, 2024. We expect our investing cash flow to grow as a result of investing in long-term assets for the company’s growth.

Financing activities provided $805,548 in cash for the six months ended June 30, 2025, as compared with $1,136,663 in cash used for the same period ended 2024. Our financing cash flow for Q2 2025 was mainly the result of proceeds from our parent company, Fusion Fuel.

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

Impact of Acquisitions

Historically, a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvement initiatives. The benefits of these integration efforts and upcoming planned acquisitions may not positively impact our financial results in the short term but have historically been the case in the medium to long term.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1*	Share Purchase Agreement, dated March 27, 2024, with shareholder of Al Shola Al Modea Distribution LLC.
2.2*	Amendment to Share Purchase Agreement, dated April 8, 2025, with shareholder of Al Shola Al Modea Distribution LLC,
2.3**	Share Purchase Agreement, dated August 1, 2025, with Fusion Fuel Green PLC
4.1*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed previously

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	August 13, 2025

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (Principal executive)

By:	/s/ Krishnan Krishnamoorthy
Krishnan Krishnamoorthy
Title	Chief Financial Officer (principal accounting, and financial officer)

