Form 10-Q
period 2025-09-30
Quality Industrial Corp.
filed 2025-11-10
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 169,510,820 common shares as of November 10, 2025.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024 (Audited);

F-2	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025, and 2024 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended September 30, 2025, and 2024 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025, and 2024 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

1

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
	Unaudited	Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$971,555	$225,582
Inventory	921,838	1,224,309
Accounts Receivable	4,036,619	3,205,961
Deposits, Prepayments & Advances	665,177	810,765
Other Current Assets	2,000,000	2,000,000
Total Current Assets	8,595,189	7,466,617

Non-Current Assets
Property, Plant and Equipment	325,265	49,115
Right-of-Use assets	345,940	202,680
Related Party Receivables	2,295,937	1,979,772
Goodwill	8,411,100	8,411,100
Total Non-current Assets	11,378,242	10,642,667
Total Assets	$19,973,431	$18,109,284
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,035,249	$2,116,876
Related Party Payables	4,061,803	-
Lease Operating Liabilities	140,165	80,950
Convertible Notes, net of discount	2,146,840	2,584,054
Other payables - current	6,952,100	5,777,920
Other Current Liabilities	1,433,399	803,812
Total Current Liabilities	15,769,556	11,363,612

Non-Current Liabilities
Lease Operating Non-Current Portion	218,701	132,741
Other payables – long-term	2,326,605	4,616,039
Total Long-Term Liabilities	2,545,306	4,748,780
Total Liabilities	18,314,862	16,112,392
Stockholders’ Equity
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 20,000 and 20,000 Series B shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	20	20
Common stock; $0.001 par value; 200,000,000 shares authorized; 169,110,820 and 126,642,689 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	169,113	126,645
Additional paid-in capital	18,505,514	18,046,911
Retained Earnings/ accumulated Deficit	(19,092,870)	(17,226,549)
Noncontrolling interest	2,076,792	1,049,865
Total stockholders’ Equity	1,658,569	1,996,892
Total liabilities and stockholders’ Equity	$19,973,431	$18,109,284

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	30-Sept-25	30-Sept-24	30-Sept-25	30- Sept-24
	Unaudited	Unaudited	Unaudited	Unaudited
Revenue	$3,515,873	$2,662,050	$11,146,807	$5,979,256

Cost of revenues	2,303,429	1,581,288	7,658,871	3,649,996

Gross profit	1,212,444	1,080,762	3,487,936	2,329,260

Operating expenses
Professional fees	62,125	205,815	134,229	288,386
General and administrative	1,404,106	751,326	4,039,413	1,534,879
Depreciation and Amortization	32,018	38,442	106,762	75,997
Total operating expenses	1,498,249	995,583	4,280,404	1,899,262

Income (loss) from operations	(285,805)	85,179	(792,468)	429,998

Other (income) expenses
Interest expense	11,718	56,102	71,314	76,355
Interest on Convertible Notes	58,395	64,308	453,324	205,436
Commitment and Conversion Fees	1500	192,000	25,500	199,500
Discount on Convertible Notes	1,463	76,525	92,304	101,248
Other Income	(318,706)	-	(318,706)	(427,554)
Total other (income) expense, net	(245,630)	388,935	323,736	154,985

Net Income (Loss) Before Provision for Income Taxes	(40,175)	(303,756)	(1,116,204)	275,013

Corporate Income Tax	38,052	36,096	122,438	79,985

Net Income (Loss)	(78,227)	(339,852)	(1,238,642)	195,028
Less: net income attributable to noncontrolling interest	186,003	157,867	627,679	388,491
Net income (loss) attributable to QIND stockholders	$(264,230)	$(497,719)	$(1,866,321)	$(193,463)

Weighted average common shares outstanding	167,642,696	132,810,648	152,367,387	130,281,738

Net income (loss) per common share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Nine Months Ended September 30, 2025

	Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2024	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892
									-
Common stock issued for conversion of notes	-	-	13,786,992	13,787	-	-	215,139	-	228,926
Minority Interest	-	-	-	-	-	-	-	-	-
Income for the period	-	-	-	-	-	146,604	-	(1,406,210)	(1,259,606)

Total Shareholders’ Equity as of March 31, 2025	20,000	20	140,429,681	140,432	-	1,196,469	18,262,050	(18,632,759)	966,212

Issued shares from conversion of convertible note	-	-	23,450,802	23,451	-	-	185,694	-	209,145
Minority Interest	-	-	-	-	-	-	-	-	-
Income for the period	-	-	-	-	-	295,072	-	(195,881)	99,191
									-
Total Shareholders’ Equity as of June 30, 2025	20,000	20	163,880,483	163,883	-	1,491,541	18,447,744	(18,828,640)	1,274,548
Issued shares from conversion of convertible note	-	-	3,230,337	3,230	-	-	19,770	-	23,000
Issuance of shares of common stock for Cash	-	-	2,000,000	2,000	-	-	38,000	-	40,000
Minority Interest	-	-	-	-	-	399,248	-	-	399,248
Income for the period	-	-	-	-	-	186,003	-	(264,230)	(78,227)
									-
Total Shareholders’ Equity as of September 30, 2025	20,000	20	169,110,820	169,113	-	2,076,792	18,505,514	(19,092,870)	1,658,569

For the Nine Months Ended September 30, 2024

	Preferred Stock B		Common Stock		Additional Paid-in	Minority	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity
Balance, December 31, 2023	-	-	127,129,694	127,132	17,319,899	-	(16,703,532)	743,499

Common stock issued for conversion of notes	-	-	896,809	897	48,603	-	-	49,500
Minority Interest						1,534,085		1,534,085
Income for the period	-	-	-	-	-	-	206,690	206,690
Balance, March 31, 2024	-	-	128,026,505	128,029	17,368,502	1,534,085	(16,496,842)	2,533,774

Issuance of shares of common stock for services	-	-	150,000	150	12,875	-	-	13,125
Issuance of shares as Staff Compensation	-	-	500,000	500	36,000	-	-	36,500
Issuance of shares as commitment fee	-	-	500,000	500	23,676	-	-	24,176
Issued shares from conversion of convertible note	-	-	4,310,186	4,310	151,533	-	-	155,863
Cancellation of Shares	-	-	(480,000)	(480)	(47,520)	-	-	(48,000)
Minority Interest	-	-	-	-	-	(1,170,232)	-	(1,170,232)
Income for the period	-	-	-	-	-	230,624	97,566	328,190

Total Shareholders’ Equity as of June 30, 2024	-	-	133,006,691	133,009	17,545,186	594,477	(16,399,276)	1,873,396
Issuance of shares of common stock for services	-	-	500,000	500	30,500	-	-	31,000
Issuance of shares as Staff Compensation	-	-	1,000,000	1,000	64,000	-	-	65,000
Issuance of shares as commitment fee	-	-	2,500,000	2,500	185,000	-	-	187,500
Issued shares from conversion of convertible note	-	-	2,653,093	2,653	116,229	-		118,881
Common Stock Converted to Prefer B stock	20,000	20	(20,000,000)	(20,000)	(19,980)	-		-
Minority Interest	-	-	-	-	-	6,349
Income for the period	-	-	-	-	-	157,867	(497,719)	(339,852)
Total Shareholders’ Equity as of September 30, 2024	20,000	20	119,659,784	119,662	17,960,894	758,693	(16,896,995)	1,942,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Income (Loss) for the period	(1,238,642)	195,028

Adjustment to reconcile net gain (loss) to net cash
Finance cost	524,638	281,791
Non-Cash Stock Compensation Expense	-	100,000
Stock issued for Services	-	45,625
Commitment fees	-	211,676
Conversion fees	25,500	-
Corporate Income Tax Expense	122,438	79,985
Depreciation and Amortization	106,762	75,997
Other income	(318,706)	(427,554)
Discount on convertible Notes	92,304	101,248
Changes in Assets and Liabilities, net
Inventory	302,471	294,001
Accounts receivable	(830,658)	352,766
Deposits, Prepayments & Advances	145,588	(114,310)
Related Party Receivables	(316,165)	(110,339)
Right of use asset, net	(214,554)	-
Accounts Payable	(762,921)	269,017
Other Payables – current	(12,489)	(354,129)
Other Payables – non current	-	118,459
Other Current Liabilities	373,926	(47,937)
Lease Liabilities	145,175	(27,515)

Net Cash (used in)/ provided by Operating Activities	(1,855,333)	1,043,809

Cash flows from investing activities
Addition of Fixed Assets	(311,616)	(3,819)
Payments to ASG Shareholders	(900,000)	-
Cash acquired in business acquisition	-	-
Net Cash used in Investing Activities	(1,211,616)	(3,819)

Cash flows from financing activities

Proceeds from issuance of common stock	40,000	-
Proceeds from convertible note, net	(414,050)	538,809
Related Party Loan	4,061,803	-
Payments for ASG Debt	(202,765)	-
Finance Cost	(71,314)	(195,781)
Changes in Minority interest	399,248	(1,163,883)
Net Cash provided by/ (used in) Financing Activities	3,812,922	(820,855)

Net increase in cash and cash equivalents	745,973	219,135

Cash and cash equivalents at the beginning of the year	225,582	2,492
Cash and cash equivalents at end of the year	971,555	221,627

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

On May 23, 2024, Quality Industrial Corp. entered into a binding term sheet with Actelis Networks, Inc., a Delaware corporation traded on the NASDAQ under the symbol ASNS, pursuant to which Actelis would acquire between 61% to 75% of the issued and outstanding shares of the Company’s share capital. We originally intended to close the transaction, pending regulatory requirements and due diligence, within 60 days. On August 30, 2024, we agreed to further extend the non-solicitation and no-shop periods provided in the Term Sheet until October 1, 2024, unless mutually terminated earlier by the parties. On October 10, 2024, ASNS provided the Company with written notice of ASNS’ intent to terminate the Term Sheet in accordance with the termination provisions thereof, which require a 30-day written notice of termination. The 30-day period ended, and the Term Sheet was definitively cancelled on November 11, 2024.

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

On August 28, 2025, the Board of Directors of the Company approved a strategic realignment of its executive leadership and board composition, effective immediately. As part of this planned transition, the Board approved several executive and director appointments. In connection with these appointments, certain officers and directors submitted their resignations, which became effective concurrently to facilitate the new leadership structure.

Appointment of Interim Chief Financial Officer and Director; Resignation of Chief Financial Officer

The Board appointed Mr. Carsten Kjems Falk as the Company’s Interim Chief Financial Officer and as a Director of the Company, effective August 28, 2025. Mr. Falk has served the Company in several senior executive roles since 2020 and brings extensive leadership experience across the SaaS, FMCG, and energy sectors.

In connection with Mr. Falk’s appointment, Mr. Krishnan Krishnamoorthy resigned from his position as Chief Financial Officer, effective immediately. The resignation was not the result of any disagreement with the Company, its management, operations, policies, or practices. Mr. Krishnamoorthy has confirmed that he has no outstanding claims or obligations with respect to the Company.

Appointment of Chief Operating Officer; Resignation of Chief Operating Officer

The Board appointed Mr. Sanjeeb Safir as the Company’s Chief Operating Officer (“COO”), effective August 28, 2025. Mr. Safir has served since 2008 as Managing Director of Al Shola Al Modea Gas and Distribution LLC and currently oversees the Company’s operations in the Middle East region. Mr. Safir’s existing employment agreement remains unchanged and has been filed as Exhibit 10.1 to this Current Report on Form 8-K and incorporated herein by reference.

To facilitate Mr. Safir’s appointment, Mrs. Louise Bennett resigned from her position as COO, effective immediately. The resignation was not the result of any disagreement with the Company, its operations, or policies. Pursuant to a pre-agreed arrangement, the Company has agreed to pay Mrs. Bennett approximately $60,000 in accordance with a defined payment schedule.

Appointment of Chairman and Director; Resignation of Chairman and Director

The Board appointed Mr. Frederico Figueira de Chaves as Chairman of the Board of Directors and as a Director of the Company, effective August 28, 2025. Mr. Chaves currently serves as Interim Chief Financial Officer and Director of Fusion Fuel Green PLC (“Fusion Fuel”). He has previously served in multiple senior leadership roles at Fusion Fuel, including Chief Executive Officer and Chief Financial Officer.

In connection with Mr. Chaves’s appointment, Mr. Nicolas Link resigned as Chairman of the Board and Director of the Company, effective immediately. The resignation was not the result of any disagreement with the Company, its management, operations, policies, or practices. Pursuant to a pre-agreed arrangement, the Company has agreed to pay Mr. Link approximately $265,000 over a defined payment schedule.

Appointment of Director

The Board of Directors also appointed Mr. John-Paul Backwell as a Director of the Company, effective August 28, 2025. Mr. Backwell currently serves as the Company´s Chief Executive Officer and as Chief Executive Officer of Fusion Fuel Green PLC, the Company´s majority shareholder. He brings over 25 years of leadership experience in the manufacturing, technology, and energy industries.

Mr. Falk, Mr. Safir, Mr. Chaves, and Mr. Backwell have no family relationships with any current director, executive officer, or nominee of the Company, as defined under Item 401(d) of Regulation S-K.

There are no transactions between the Company and Mr. Falk, Mr. Safir, Mr. Chaves, or Mr. Backwell that require disclosure under Item 404(a) of Regulation S-K.

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

Depreciation & Amortization expenses, including depreciation on Right of Use Assets for the three months ended September 30, 2025, and September 30, 2024, were $32,018 and $38,442, respectively.

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

SCHEDULE OF DEPOSITS, ADVANCES AND PREPAYMENTS

Deposits, Prepayments &Advances	September 30, 2025	December 31, 2024

Al Shola Gas
Deposits & Advances
Project Job Refundable Security Deposit Against Project Performances	309,591	462,180
DEWA Office	545	545
Emarat General Petroleum Corporation LLC	13,624	13,624
WASL Land	5,450	5,450
Dubai Properties	34,060	34,060
Dubai Real Estate Corporation	6,812	6,812
DIRE Land	6,812	6,812
Emirates Gas LLC	13,624	13,624
Energy Tech	8,937	8,937
AL NABBAH REAL ESTATE	360	-
Total	399,815	552,044

Prepaid Expenses
Hamsah Office Rent	7,949	5,714
Store Rent	7,071	3,145
Insurance	68,119	8,500
Accommodation Rent	29,398	6,669
DCD License	970	277
Trade License	6,621	1,038
Visa Cost	42,816	45,128
Total	162,944	70,471
Other Pre-Payments
Aiwa Energy	81,744	81,744
Aiko Mall	20,436	81,744
Aswaaq Shopping Mall	238	24,762
Total	102,418	188,250

Total Deposits, Prepayments &Advances	665,177	810,765

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas, amounting to $128,504 as of September 30, 2025, are provided to employees in the UAE when their employment ends. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.

	September 30, 2025	December 31, 2024
Employee end of service benefits Al Shola Gas
Balance from previous period	139,985	154,261
Add: Charge for the period	16,564	93,337
Less: Settle for the period	(28,045)	(107,613)

Total	$128,504	$139,985

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

Particulars	Three Months Ended September 30, 2025 (unaudited)	Three Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)
Basic and diluted EPS*
Numerator
Net income/(loss)	(78,227)	(339,852)	(1,238,642)	195,028
Net Income attributable to common stockholders	(264,230)	(497,719)	(1,866,321)	(193,463)
Denominator
Weighted average shares outstanding	167,642,696	132,810,648	152,367,387	130,281,738
Number of shares used for basic EPS computation	167,642,696	132,810,648	152,367,387	130,281,738
Basic EPS	(0.00)	(0.00)	(0.01)	(0.00)
Number of shares used for diluted EPS computation*	187,892,696	153,060,648	172,617,387	150,531,738
Diluted EPS	(0.00)	(0.00)	(0.01)	(0.00)

*	Includes 250,000 issued warrants and 20,000 series B stock converting at 1:1000 as of September 30, 2024, and September 30, 2025.

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

Corporate Tax Provision

On January 1, 2024, the UAE introduced a Corporate Tax applicable to Companies on taxable income of above AED 375,000 (i.e., equivalent to USD 102,000 approx.) with a rate of 9% subject to certain conditions/requirements, and due filing of return within nine (9) months to the FTA, post the financial year ending 2024. This relevant tax provision has been accounted for within our UAE-based subsidiary, Al Shola Gas.

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

The Company’s subsidiary, Al Shola Gas, has entered into commercial vehicle leases. These leases generally have a lease term of 4 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with terms of 12 months or less, for which the Company has elected not to apply Topic 842.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. The Company held no cash equivalents as of September 30, 2025, and December 31, 2024. There were $971,555 and $225,582 in cash and cash equivalents as of September 30, 2025, and December 31, 2024, respectively.

	September 30, 2025	December 31, 2024
Cash and Cash Equivalents
Cash in hand	103,857	122,432
Cash at bank	867,698	103,150
Total	$971,555	$225,582

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

Accounts Receivables Ageing Al Shola Gas	September 30, 2025	December 31, 2024
1-30 days	1,003,717	992,416
31-60 days	727,022	595,763
61-90 days	525,813	609,407
+90 days	1,780,067	1,008,375
Total	4,036,619	3,205,961

Other Current Assets

On August 25, 2023, the Company issued to Artelliq Software Trading 6,410,971 shares of our common stock for $2,000,000 pursuant to a share purchase and buyback agreement signed on August 21, 2023. The $2,000,000 was paid to Quality International as a tranche payment of the amended purchase agreement.

NOTE 5. NON-CURRENT ASSETS

Related Party Receivables

As of September 30, 2025, and December 31, 2024, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a former majority shareholder of the Company, of $1,993,525 and $1,979,772, respectively. As of September 30, 2025, $493,525 is related to an intercompany loan agreement executed by and between the Company and ILUS on June 15, 2022. The maximum principal amount to be borrowed by either party from the other under the agreement was $1,000,000. The purpose of the agreement was to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000, and the agreement shall automatically be renewed for successive one-year terms after that unless terminated. The intercompany loan agreement has a term of one year from the date of execution, and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum. The remaining $1,500,000 relates to an asset purchase agreement the Company signed on June 21, 2024, with Ilustrato Pictures International Inc. to acquire the long-term investment of $1,500,000 in Quality International. ILUS agreed to reimburse the Company for the $1,500,000 invested in Quality International that was subsequently cancelled and not returned.

The Company’s majority-owned subsidiary, Al Shola Gas, has a sister company, Al Shola Al Modea Safety and Security LLC (“Al Shola Safety”), an established fire safety company registered in the United Arab Emirates. While both entities operate independently, there is a limited overlap in their customer base. In certain instances, customers may remit payment for goods or services provided by both companies to only one of the entities. These transactions are recorded as related party transactions on the transaction date and are reconciled monthly between the respective related party accounts. As of September 30, 2025, there were $302,412 outstanding receivable between Al Shola Gas and Al Shola Safety.

As of September 30, 2025, Quality Industrial Corp. had advanced $242,500 to Al Shola Gas (“ASG”), a related party, in connection with the purchase of two LPG Bobtail trucks. The advance was made pursuant to Section 1.03(a) of the Share Purchase Agreement between QIND and ASG dated March 27, 2024. Under the Share Purchase Agreement, QIND agreed to facilitate the purchase of two mutually agreed new or suitably used LPG Bobtail vehicles with an approximate aggregate value of $350,000 within 90 days of closing. The advance represents a prepayment for the purchase of trucks to be delivered to ASG and is classified under “Deposits, Prepayments and Advances” on the condensed consolidated balance sheet. This transaction is considered a related party transaction as ASG is majority-owned and controlled by QIND. The amount is expected to be settled through delivery of the vehicles or applied against other intercompany balances in the normal course of business.

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

The Company acquired 51% of Al Shola Gas LLC for $10,000,000 and now owns 51% of the Net Assets of Al Shola Gas. The net assets of Al Shola Gas were $3,115,491 on September 30, 2024, of which $1,588,900 (51%) is owned by QIND. The remaining $1,526,591 (49%) of net assets are held by a minority interest or noncontrolling interest. The purchase price of $10,000,000 minus the net assets held by the Company in Al Shola Gas, equating to $8,411,100, is part of the Company’s Goodwill. The noncontrolling interest has been presented separately on the accompanying consolidated balance sheet and statement of operations.

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Accounts payable totalled $1,035,249 as of September 30, 2025, including Trade and Other Payables of $434,816 for QIND and $600,433 for our subsidiary, Al Shola Gas. This compares to $801,721 for QIND and $1,315,155 for Al Shola Gas as of December 31, 2024.

Accounts Payable Ageing	September 30, 2025	December 31, 2024
1-30 days	242,241	710,438
31-60 days	88,603	272,627
61-90 days	148,448	169,515
+90 days	555,957	964,296
Total	1,035,249	2,116,876

Related Party Payable

On November 18, 2024, Quality Industrial Corp., Fusion Fuel Green PLC, an Irish public limited company, Ilustrato Pictures International Inc., a Nevada corporation, and certain other stockholders of the Company, entered into a Stock Purchase Agreement. Pursuant to section 6.04 of the agreement, Purchaser shall use commercially reasonable efforts to raise at least $5,000,000 in one or more financing transactions, and the Company and Sellers shall support and assist Purchaser in connection with the Purchaser Financing. The Parties agree that 50% of the proceeds from the Purchaser Financing will be set aside and made available expressly for the Company to use for its working capital and corporate needs and the remaining 50% of such funds will be set aside and made available expressly for the businesses of Purchaser existing immediately prior to Closing to use for their working capital and corporate needs. To split the net proceeds of the Purchaser Financing as described above, Purchaser shall make loans of one-half of the net proceeds to the Company, which loans shall be (i) forgiven upon the Preferred Stock Conversion or (ii) repaid if the Transactions are unwound. As of September 30, 2025, and December 31, 2024, the Company had amounts owed to Fusion Fuel Green PLC amounting to $4,061,803 and $0, respectively.

Operating Lease Liabilities – Current

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of September 30, 2025, the Company had a current portion of lease liabilities of $140,165.

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

On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one-year convertible promissory note in the principal amount of $220,000 (the “Jefferson Note”). The Jefferson Note bears interest at 7% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. During the Nine Months Ended September 30, 2024, the lender elected to convert an aggregate of $100,000 of principal into 2,697,315 shares of common stock.

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

Certain convertible notes include original issuance discounts or other issuance-type costs, resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the three months ended September 30, 2025, amortization related to these discounts totalled $1,463.

A summary of these outstanding convertible notes and accrued interest as of September 30, 2025, is summarized below:

Debt & Interest Payable

Lender	Date of Issue	Maturity Date	Principal Amount	Default Interest/Fees	Paid	Converted	Principal Outstanding	Interest Accrued	Total	Interest %

RB Capital Partners Inc.	3 Aug 2022	3 Aug 2024	1,100,000	-	-	-	1,100,000	243,658	1,343,658	7%
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000	-	-	-	200,000	35,633	235,633	7%
Jefferson	23 May 2023	23 Feb 2024	220,000	123,949	-	241,495	102,454	6,275	108,730	7%
Sky Holdings	16 Jun 2023	16 Dec 2024	550,000	-	-	77,000	473,000	45,424	518,424	7%
RB Capital Partners Inc.	21 Dec 2023	20 Dec 2024	100,000	-	100,000	-	-	16,966	16,966	10%
Sean Levi	20 Dec 2023	20 Dec 2024	100,000	-	45,000	-	55,000	29,000	84,000	20%
Exchange Listing LLC	6 Feb 2024	6 Aug 2024	35,000	-	-	-	35,000	9,800	44,800	20%
Jefferson	21 May 2024	21 Feb 2025	71,500	48,811	-	77,500	42,811	10,017	52,828	10%
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	179,400	93,915	39,456	233,859	-	-	-	13%
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	115,000	69,162	12,778	171,384	-	-	-	13%
J.J. Astor & Co	20 Sep 2024	30 Jun 2025	405,000	-	266,425	-	138,575	-	138,575	0%

Total			3,075,900	335,837	463,658	801,238	2,146,840	396,772	2,543,612

Discount on Convertible Notes

Lender	Date of Issue	Maturity Date	Discount

1800 Diagonal Lending	18 Jan 2024	30 Oct 2024	20,117
1800 Diagonal Lending	12 Mar 2024	15 Dec 2024	13,617
Jefferson	21 May 2024	21 Feb 2025	6,500
J.J. Astor & Co	20 Sep 2024	4 Jul 2025	105,000
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	15,000
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	23,400
Jefferson Capital (JC)	21 May 2024	21 Feb 2025	24,179

Less: Amortized			(207,813)

Balance as of September 30, 2025			0

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

Other Payables Current

In connection with the ASG Acquisition, we acquired short-term bank debt totaling $550,060. As of September 30, 2025, total current borrowings outstanding were $102,100.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of a $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange-listed stock or cash to be paid to the Seller, of which $6,850,000 is the current portion as of September 30, 2025.

Other Payables Current	September 30, 2025	December 31, 2024
Payable to Shareholders of Al Shola Gas	6,850,000	5,500,000
Carsten expenses payable	-	12,229
Bank Borrowings- Current	102,100	265,692
Total	6,952,100	5,777,920

Other Current Liabilities

As of September 30, 2025, and December 31, 2024, the Company’s Other Current Liabilities were $1,433,399 and $803,812, respectively.

Other Current Liabilities	September 30, 2025	December 31, 2024
Credit card - ASG	948	-
Accrued Interest on Convertible note	396,772	263,551
Payroll Liabilities (Group)*	777,737	148,675
Audit fee provision	7,000	48,000
Retirement benefits	128,504	139,985
Corporate Tax payable	122,438	203,601
Total	1,433,399	803,812

Payroll Liabilities (Group)*	September 30, 2025	December 31, 2024
QIND
Salary payable – CEO	213,264	35,000
Salary payable – CCO	202,101	113,675
Salary final settlement payable – Mrs. Bennett	50,000	-
Salary final settlement payable – Mr. Link	240,000	-

ASG
Salary Payable -Staff	72,372	-
Total	777,737	148,675

NOTE 7. NON-CURRENT LIABILITIES

Operating Lease Liabilities – Non-Current Portion

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of September 30, 2025, we had a non-current portion of lease liabilities of $218,701.

The following is a summary of future lease payments required under the lease agreements:

	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11	MAZDA CX5	TOYOTA HIACE	Total
Year 2025	1,127	1,559	2,302	4,784	4,024	2,419	1,341	1,098	1,081	1,112	8,914	1,671	1,377	2,211	35,020
Year 2026	4,738	6,558	9,680	20,118	16,924	10,173	2,295	1,120	4,546	4,676	37,486	7,026	5,791	9,300	140,430
Year 2027	2,088	4,074	6,013	8,868	7,460	6,320	-	-	4,923	5,064	40,598	7,609	6,271	10,072	109,360
Year 2028	-	-	-	-	-	-	-	-	3,959	3,146	21,545	8,241	6,792	10,908	54,590
Year 2029	-	-	-	-	-	-	-	-	-	-	-	5,795	4,900	8,771	19,466
Total	7,953	12,191	17,995	33,769	28,408	18,911	3,636	2,219	14,509	13,997	108,543	30,342	25,130	41,263	358,866

Supplemental Information as of September 30, 2025:

	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11	MAZDA CX5	TOYOTA HIACE	Total
RoU Assets	7,272	11,219	16,561	30,877	25,975	17,404	3,197	1,938	13,968	13,389	107,507	30,122	25,521	40,989	345,940
Lease Liability	7,953	12,191	17,995	33,769	28,408	18,911	3,636	2,219	14,509	13,997	108,543	30,342	25,130	41,263	358,866
Current	4,645	6,428	9,489	19,721	16,590	9,972	3,636	2,219	4,456	4,583	36,746	6,888	5,676	9,117	140,165
Non Current	3,308	5,763	8,506	14,048	11,818	8,939	-	-	10,053	9,414	71,797	23,455	19,454	32,146	218,701

Weighted average remaining lease term (in years)	2.26
Weighted average discount rate	8%

Other Payables – Long term

In connection with the ASG Acquisition, we acquired long-term bank debt totaling $357,577. As of September 30, 2025, total long-term borrowings outstanding were $76,605.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of a $9,000,000 note payable and $1,000,000 in cash. The payable is due as follows: $9 million in National Exchange-listed stock or cash to be paid to the Seller, of which $2,250,000 is the non-current portion.

Other Payables Non-current	September 30, 2025	December 31, 2024
Payable to Shareholders of Al Shola Gas	2,250,000	4,500,000
Bank Borrowings – Non – Current	76,605	116,039
Total	2,326,605	4,616,039

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of September 30, 2025, and September 30, 2024, there were 169,110,820 and 119,659,784 shares of common stock issued and outstanding, respectively.

As of September 30, 2025, and September 30, 2024, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of September 30, 2025, and September 30, 2024, there were 20,000 and 20,000 shares of Series B stock of the Company issued and outstanding, respectively.

For the Nine Months Ended September 30, 2024

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

For the Nine Months Ended September 30, 2025

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

NOTE 9. General and Administrative Expenses

	For the Three Months Ended		For the Nine Months Ended
General and Administrative Expenses	30-Sep-25	30-Sep-24	30-Sep-25	30-Sep-24
Salary & Compensation – QIND
Salary	615,716	30,000	986,943	90,000
Bonus	-	65,000	1,020,000	104,125
Salary & Compensation – ASG
Salary and other allowances	235,888	247,871	712,710	478,949
Compensation and Benefits – Managing Directors	102,588	98,828	316,835	197,738
Rent	38,587	11,050	107,586	15,396
Office Expenses	8,204	5,985	25,807	7,532
IT support	782	902	8,718	1,034
Other expenses**	402,341	291,690	860,814	640,105
Total	1,404,106	751,326	4,039,413	1,534,879

**	Other expenses are primarily expenses in Al Shola Gas for items such as Fuel Expenses, Commission Against Business Activities and Rebate Expenses and other operating expenses.

NOTE 10. NON-OPERATING INCOME

The Company earned other income in FY2024 as a result of the sale of intangible legacy assets and the reversal of interest payments on the loan agreements with Mahavir and Artelliq, which were unwound with the cancellation of the agreement with Quality International.

The Company earned other income for the three months ended September 30, 2025, as a result of a settlement agreement signed on September 30, 2025, with Lucosky Brookman LLP.

The table below presents the breakdown of non-operating income:

Non-Operating income Nine Months Ended	September 30, 2025	September 30, 2024
Reversal of Interest Payment	-	(427,554)
Reversal of Legal Expenses	(318,706)	-
Total	$(318,706)	$(427,554)

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

In accordance with ASC 805-30-50-1 (b) and ASC 805-20-50-1(c), the following table summarizes the consideration transferred to acquire AL SHOLA GAS and the amounts of identified assets acquired, and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in AL SHOLA GAS at the acquisition date:

The Payment Schedule signed on March 27, 2024, outlines a series of payment requirements as follows:

●	Tranche 1: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first full quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement.

●	Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	September 30, 2025	September 30, 2024
Total	900,000	-

As of September 30, 2025, out of the total payable amount of $10,000,000 to the shareholders of AL SHOLA GAS, $9,100,000 remained outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of the acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,016)
Lease liabilities	(229,359)
Bank borrowings	(774,064)
Total identifiable net assets	$3,115,491
Non-Controlling Share (49%)	1,526,591
Parent Share (51%)	1,588,900
Goodwill	$8,411,100

During the quarter ended September 30, 2024, we consolidated this acquired business since January 1, 2024, rather than since the acquisition date of March 27, 2024. The impact on our September 30, 2024, results would have resulted in revenue of $3,086,519, cost of revenues of $1,942,279, net income available of $488,083, and earnings per share of $0.00.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

On October 21, 2025, the company agreed to buy 1,500,000 shares of common stock issued to Safeguard Investments LLC, at a price of $0.02 per shares for a total of $30,000, pursuant to a Stock Purchase Agreement.

On October 28, 2025, Fusion Fuel Green PLC converted 1,900 shares of Series B Convertible Preferred Stock, par value $0.001 per share, into 1,900,000 shares of Common Stock, par value $0.001 per share, pursuant to the Certificate of Designation of Series B Convertible Preferred Stock. The conversion was effected for no cash consideration, in accordance with the Series B Certificate of Designation.

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

On September 8, 2025, it was announced that Al Shola Gas had signed two significant liquefied petroleum gas utility engineering and supply contracts for new residential developments in Dubai, United Arab Emirates, and renewed a number of similar contracts. Under the two contracts, which were signed in August and early September 2025, ASG will provide for the installation and connection of central gas supply systems for a total of 1,244 residential units. These services are expected to generate a combination of initial one-time project revenue totalling approximately AED 680,000 (approximately $185,000), and recurring annual revenue from the supply and billing of LPG totalling approximately AED 650,000 (approximately $177,000). Including these contracts, ASG’s aggregate LPG engineering revenues are expected to exceed $6.7 million in 2025. Associated bulk LPG supply contracts are expected to generate approximately $1.77 million in annual recurring revenue.

In addition to these new contracts, ASG has renewed a number of engineering and LPG supply contracts in recent weeks, which are expected to bolster its recurring revenue stream. Collectively, the renewed contracts are expected to generate approximately AED 810,000 (approximately $217,000) in continued annual recurring revenue, supporting the Company’s ongoing growth and enhanced stability of future earnings. Furthermore, ASG has signed a Letter of Intent (the “Letter of Intent”) for an additional engineering project, subject to final contract approval, which is anticipated within the near future.

Planned Developments

In 2025, the Company will allocate resources to our subsidiary, Al Shola Gas, to enhance efficiency, boost sales, and positively impact their financial performance with investment from our parent company, Fusion Fuel Green PLC. We have invested and are continuing to invest in new LPG bobtail trucks for our subsidiary to improve their bulk LPG supply capabilities and increase our revenue. The current trucks on order are expected to be delivered in the fourth quarter of 2025. We anticipate that our revenue and operating expenses will rise as we implement the expansion plan related to our subsidiary. This increase will arise from administrative and operating costs linked to our business activities.

Results of Operation for the Three and Nine Months Ended September 30, 2025, and 2024

Revenues

We earned revenue for the three and Nine Months Ended September 30, 2025, of $3,515,873 and $11,146,807, respectively, compared with $2,662,050 and $5,979,256 in revenue for the three and Nine Months Ended September 30, 2024. The increase in revenue is a result of revenue from our acquisition of Al Shola Gas, consolidated from the second quarter of 2024. For the three months ended September 30, 2025, Al Shola Gas increased its revenue by 32.1% compared with the same period last year.

Gross Profit

We earned $1,212,444 and $3,487,936 in Gross Profit for the three and Nine Months Ended September 30, 2025, respectively, compared with $1,080,762 and $2,329,260 in Gross Profit for the three and Nine Months Ended September 30, 2024, respectively.

Operating Expenses

Operating expenses increased to $1,498,249 for the three months ended September 30, 2025, from $995,583 for the three months ended September 30, 2024. For the Nine Months Ended September 30, 2025, operating expenses increased to $4,280,404, compared to $1,899,262 for the same period in 2024.

Our operating expenses for the three- and nine-months ending September 30, 2025, mainly resulted from administrative and operational costs related to our subsidiary Al Shola Gas, which was fully consolidated in 2025. In 2024, only Q2 was consolidated. Additionally, there was a one-time settlement with Mr. Link and Mrs. Bennett with a total of $520,000 and a one-time payout to management of $1,020,000 connected to the acquisition by Fusion Fuel and capital raised thereafter.

We anticipate that our operating expenses will increase as we undertake our control plan associated with our operating business, Al Shola Gas. The increase will be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Non-Operating Expenses

We had other non-operating expenses of $73,076 for the three months ended September 30, 2025, compared to $388,935 for the three months ended September 30, 2024. For the Nine Months Ended September 30, 2025, non-operating expenses were $642,442, compared to $582,539 for the same period in 2024.

Our non-operating expenses for the three and Nine Months Ended September 30, 2025, compared to the same periods in 2024, were higher due to stock issued discount and interest on Convertible notes. The management plan is to pay off some or all of the notes during the remainder of FY 2025.

Non-Operating Income

We had other non-operating income of $318,706 for the three months ended September 30, 2025, as compared $0 for the same period ended 2024, as a result of a settlement agreement signed on September 30, 2025, with Lucosky Brookman LLP.

. We had other non-operating income of $318,706 for the Nine Months Ended September 30, 2025, as compared $427,554 for the same period ended 2024. Our other income for the Nine Months Ended September 30, 2024, resulted from the reversal of interest payments on the loan agreements with Mahavir and Artelliq in the first quarter, which was subsequently unwound with the cancellation of the agreement with Quality International.

Net Income/Net Loss

We incurred a Net Loss of $78,227 and a Net Loss $1,238,642 for the three and Nine Months Ended September 30, 2025, respectively, compared to a Net Loss of $339,852 and Net Income $195,028 for the three and Nine Months Ended September 30, 2024, respectively.

The net loss for the nine months ending September 30, 2025, primarily resulted from a one-time settlement with Mr. Link and Mrs. Bennett for a total of $520,000 and a one-time payout to management of $1,020,000 related to the acquisition by Fusion Fuel and subsequent capital raising, awarded in the first quarter of 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had total current assets of $8,595,189 and total current liabilities of $15,769,556. As of December 31, 2024, we had total current assets of $7,466,617, respectively, and total current liabilities of $11,363,612. These current liabilities include the payable amount of $6,850,000 as of September 30, 2025, as part of the purchase consideration for the acquisition of our operating company, Al Shola Gas, which will be paid over the next 12 months in cash or stock. We had negative working capital of $7,174,367 as of September 30, 2025. This compares with a working capital deficit of $3,896,995 as of December 31, 2024.

Operating activities used $1,855,333 in cash for the Nine Months Ended September 30, 2025, as compared with $1,043,809 provided in cash for the Nine Months Ended September 30, 2024. Our negative operating cash flow for the Nine Months Ended September 30, 2025, was mainly due to a one-off bonus payout to management of $1,020,000 related to the acquisition by Fusion Fuel and subsequent capital raising and a one-time settlement with Mr. Link and Mrs. Bennett with a total of $520,000.

Investing activities used $1,211,616 in cash for the Nine Months Ended September 30, 2025, as compared with $3,819 provided in cash for the Nine Months Ended September 30, 2024. We expect our investing cash flow to grow as a result of investing in long-term assets for the company’s growth.

Financing activities provided $3,812,922 in cash for the Nine Months Ended September 30, 2025, as compared with $820,855 in cash used for the same period ended 2024. Our financing cash flow for Q3 2025 was mainly the result of proceeds from our parent company, Fusion Fuel.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1*	Convertible Promissory Note, dated February 6, 2024, with Exchange Listing LLC
10.1*	Asset Purchase Agreement, dated April 26, 2024, with Rasmus Refer.
10.2**	Share Purchase Agreement, dated August 1, 2025, with Fusion Fuel Green PLC
10.3**	Share Purchase Agreement, dated October 21, 2025, with Safeguard Investment LLC
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
104**	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Filed previously

**	Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Quality Industrial Corp.

Date:	November 10, 2025

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (Principal executive)

By:	/s/ Carsten Kjems Falk
Carsten Kjems Falk
Title	Chief Financial Officer (principal accounting, and financial officer)

