Form 10-K
period 2025-12-31
Quality Industrial Corp.
filed 2026-03-31
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number: 000-56239

QUALITY INDUSTRIAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2675388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

505 Montgomery Street, San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

800-706-0806
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of class)

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, par value $0.001 per share (“common stock”), held by non-affiliates (based upon the closing price of such shares as reported by OTC Markets Group Inc.) was approximately $1,283,522. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 193,266,631 common shares as of March 31, 2026.

INTRODUCTORY NOTES

Use of Terms

As used in this Annual Report on Form 10-K (this “Annual Report”), unless the context otherwise requires, the terms the “Company,” “Registrant,” “we,” “us,” “our,” “Quality Industrial,” or “QIND” refer to Quality Industrial Corp., a Nevada corporation; and “common stock” refers to the Company’s common stock, par value $0.001 per share.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Note Regarding Industry and Market Data

We are responsible for the information contained in this report. This report includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including those discussed in Part I. Item 1A. “Risk Factors”. These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains or may contain forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. All statements other than statements of historical facts are forward-looking statements. These forward-looking statements include information about our possible or assumed future results of operations or our performance. These statements involve known and unknown risks, uncertainties and other factors, including those listed under Part I. Item 1A. “Risk Factors” and elsewhere in this Annual Report that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words and phrases such as “may,” “will,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “should,” “seeks,” “future,” “continue,” “plan,” “target,” “predict,” “potential,” or the negative form of these words and phrases or other comparable expressions. The forward-looking statements included in this Annual Report relate to, among other things:

●	the ability of the parties to our service contracts to obtain all necessary regulatory and other consents and approvals and to deliver all required products and services in connection with the contemplated projects;

●	the ability of our projects to generate the expected free cash flows or net income necessary for the Company to generate the anticipated returns in connection with the contemplated projects;

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	our projected revenues, profits, earnings and other estimated financial information;

●	our ability to secure additional funding necessary for the expansion of our business;

●	the growth of and competition trends in our industry;

●	fluctuations in general economic and business conditions in the markets in which we operate; and

●	relevant government policies and regulations relating to our industry.

The forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report or, if obtained from third-party studies or reports, the date of the corresponding study or report, and are expressly qualified in their entirety by the cautionary statements in this Annual Report. Since we operate in an emerging and evolving environment and new risk factors and uncertainties emerge from time to time, you should not rely upon forward-looking statements as predictions of future events. Except as otherwise required by the securities laws of the United States, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under Part II. Item 1A. “Risk Factors”.

●	We are in default under certain of our outstanding convertible promissory notes, which could result in acceleration of the indebtedness thereunder, enforcement of security interests, dilutive conversions of outstanding amounts into shares of our common stock, and other material adverse consequences.

●	We are dependent on Fusion Fuel and external financing to fund our operations and executive compensation, and there can be no assurance that such support will be available when needed.

●	We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

●	Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

●	Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations of the jurisdictions in which we operate, or seek to operate, our business. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

●	Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, shareholders, and other stakeholders on climate change issues, could negatively affect our business and operations.

●	We are dependent on the availability of raw materials, parts, and components used in our products.

●	Uncertainty related to environmental regulation and industry standards, as well as physical risks of climate change, could impact our results of operations and financial position.

●	The conflict in Iran, which escalated sharply in late February 2026, poses material risks to our LPG distribution operations in Dubai.

●	We occasionally provide integrated gas distribution project management services in the form of long-term, fixed price contracts that may require us to assume additional risks associated with cost overruns, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

●	Trends in gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

●	Demand for the products we distribute could decrease if the manufacturers of those products were to sell a substantial amount of goods directly to end users in the markets we serve.

●	We may experience unexpected supply shortages.

●	Price reductions by suppliers of gas products sold by us could cause the value of our inventory to decline. Also, such price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that our inventory of such products was purchased at the higher prices prior to supplier price reductions, and we are required to sell such products to our customers at the lower market prices.

●	We are subject to increased risks associated with our investments in emerging markets, particularly in the Middle East region and specifically in the United Arab Emirates. These risks encompass significant political, social, and economic uncertainties in the region. Given the volatile nature of these markets, instabilities in these regions could significantly adversely affect the value of our investments.

●	We are subject to the risk of international sanctions, which could significantly impact our business activities, results of operations and financial condition.

●	If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

●	Our largest shareholder, Fusion Fuel Green PLC, holds substantial control over the Company and is able to influence all corporate matters, which shareholders may consider to not always be in their best interests.

●	We are dependent on the continued services of our director and chairman and officers and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

●	The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers, and employees.

●	Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

●	Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

●	The issuance of shares of our common stock upon conversion or exercise of convertible notes, will dilute ownership to existing shareholders and may cause our stock price to fall.

●	We have never declared or paid any cash dividends or distributions on our capital stock.

PART I

ITEM 1. BUSINESS

Business Overview

Quality Industrial Corp. (“QIND,” “the Company,” “we,” “us,” or “our”) is an industrial company specializing in the energy sector. Through our 51%-owned operating subsidiary, Al Shola Al Modea Gas Distribution L.L.C. (“ASG” or “Al Shola Gas”), we provide comprehensive solutions for the liquefied petroleum gas (“LPG”) industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Our mission is to develop a next-generation industrial and energy corporation that meets the increasing global demand for high-quality, cost-effective, and sustainable energy solutions.

Al Shola Gas is based in Dubai, United Arab Emirates (“UAE”), offering a broad range of specialized services, including:

●	Central Gas Systems (LPG):

●	Design, supply, construction, operation, and maintenance (certified by Dubai Civil Defense)
●	Design consultancy and project management
●	Repair and preventive maintenance
●	Billing and monitoring systems

●	LPG Supply and Distribution:

●	Supply of LPG in cylinders and bulk formats

●	LPG System Projects:

●	Design, supply, and installation of aboveground and underground LPG tanks, including all pipeline and instrumentation components
●	Installation and commissioning of LPG, propane, and synthetic natural gas-compatible systems
●	Pressure-reducing and distribution stations
●	Gas leak detection systems

●	LPG metering stations
●	Vaporizer systems
●	Deluge and sprinkler systems, along with other gas safety systems

Al Shola Gas specializes in the design, implementation, and maintenance of various LPG pipeline networks for commercial and industrial clients. We comply with Dubai Civil Defense regulations and international safety standards, offering warranty and safety certification as mandated by relevant regulations.

LPG Distribution – Cylinders

Al Shola Gas maintains an extensive LPG cylinder distribution network in Dubai, supported by a fleet of delivery trucks. Our centralized call center, along with a dedicated administrative team, allows it to distribute over 20,000 LPG cylinders each month.

LPG Distribution – Bulk Gas

Al Shola Gas is an approved supplier of bulk LPG, sourcing from the Emirates General Petroleum Corporation. We distribute more than 500,000 liters of bulk LPG each month. Our fleet consists of two 18,000-liter capacity trucks and one 25,000-liter capacity truck to support our bulk LPG supply operations.

Customers and Markets

Al Shola Gas serves residential, mixed-use, commercial, and selected industrial customers across the United Arab Emirates (“UAE”), with a core focus on Dubai and an active expansion program into the northern emirates of Sharjah, Ras Al Khaimah, Fujairah, Ajman, and Umm Al Quwain. Demand is driven by sustained real estate development and population growth, which translate into new central LPG system installations and recurring utility operations and bulk LPG supply. During 2025, Al Shola Gas secured numerous engineering and utility awards, including large multi-tower residential developments and mixed-use properties, and continued to add recurring customers through long-term utility service arrangements.

The customer base includes property developers, owners’ associations, and facilities managers for high-density residential complexes, as well as food and beverage outlets and retail tenants that require metered LPG supply. In addition to one-time engineering and installation revenue, the business generates recurring revenue from (i) metered LPG utility services after project handover, (ii) bulk LPG deliveries, and (iii) project operations and maintenance.

Competition

Al Shola Gas’s competitors are primarily UAE-based companies that specialize in gas distribution systems, such as Royal Development for Gas Works, Al Fanar Gas, and Lahej & Sultan.

Intellectual Property

Al Shola Gas does not possess registered intellectual property rights. Its intellectual property lies in its specific design and engineering processes, personnel, capabilities, compliance, and certifications, which have established it as a trusted service provider and supplier in its region. Al Shola Gas holds the ISO 9001 Quality Management System certification.

Laws and Regulations

LPG distribution and engineering service providers in Dubai are primarily regulated by the Dubai Municipality and Dubai Civil Defense, which enforce strict safety, storage, and transportation requirements in accordance with local laws. Licensing for LPG distributors and engineering firms necessitates compliance with technical standards, environmental guidelines, and periodic safety inspections. Across the broader Middle East, regulations vary by country but generally adhere to international safety standards, such as those set by the International Organization for Standardization (ISO). Gulf Cooperation Council countries, including Saudi Arabia, Qatar, and Oman, impose stringent controls on the importation, storage, and sale of LPG, with regulatory oversight from national energy and safety authorities.

Corporate History of Quality Industrial Inc.

Background

QIND was incorporated in the state of Nevada on May 4, 1998. In October 2011, the Company’s name was changed to Bluestar Technologies, Inc. In March 2018, the Company’s name was changed to Wikisoft Corp. On May 28, 2022, Ilustrato Pictures International Inc., a Nevada corporation, a stockholder of the Company (“Illustrato”), acquired 77.4% of the outstanding shares of QIND. In connection with Ilustrato’s acquisition of QIND, QIND’s name was changed from Wikisoft Corp. to Quality Industrial Corp. by way of a short-form merger with QIND’s wholly-owned subsidiary, Quality Industrial Corp. Since August 4, 2022, OTC Markets Group Inc. has provided quotation services for QIND’s common stock under the ticker symbol “QIND”.

Acquisition of Majority of Equity Interests in Al Shola Al Modea Gas Distribution L.L.C. by Quality Industrial Corp.

On March 27, 2024, QIND entered into a Share Purchase Agreement, dated as of March 27, 2024, between QIND and Al Shola Gas (the “ASG Purchase Agreement”), to acquire a 51% interest in Al Shola Gas. The closing of the transaction occurred with the execution of the ASG Purchase Agreement. On April 8, 2025, QIND entered into an Amendment Agreement in respect of the Share Purchase Agreement, dated as of April 8, 2025, among QIND, Al Shola Gas, Safir Ahammed (“Ahammed”), and Mohamed Hilal Saeed Muroushad Almheiri (“Almheiri”). As amended, the ASG Purchase Agreement provided that Sanjeeb Safir (“Safir”), Ahammed, and Almheiri (together with Safir and Ahammed, the “ASG Sellers”) will transfer 153 of the 300 outstanding shares of Al Shola Gas to QIND at the closing of the transaction pursuant to the ASG Purchase Agreement for a purchase price of $10,000,000, to be paid by QIND to the ASG Sellers, as follows: (1) $9 million will be paid in the form of national exchange-listed stock or cash, in eight quarterly tranches over a period of 24 months, beginning from the first quarter following QIND’s uplist to a national exchange, as follows: (a) $3,600,000 of the cash or stock will be paid to Safir; (b) $3,600,000 of the cash or stock will be paid to Ahammed; and (c) $1,800,000 of the cash or stock will be paid to Almheiri, with the value of any stock issued protected by make whole agreement(s), and with each tranche subject to a 12-month leak-out agreement; and (2) $1 million cash will be paid within 12 months of the closing and at the soonest possible time, as follows: (a) $400,000 will be paid to Safir; (b) $400,000 will be paid to Ahammed; and (c) $400,000 will be paid to Almheiri. As amended, the ASG Purchase Agreement provides that the Sellers confirm receipt of $200,000 from QIND during the first quarter of 2025, and that amount will be deducted from the purchase price.

Pursuant to the terms of the ASG Purchase Agreement, QIND will elect two non-paid directors of Al Shola Gas, including Chairman of the Board, and one non-paid director of Al Shola Gas will be elected by the other Al Shola Gas shareholders. QIND obtained immediate control of Al Shola Gas upon execution of the ASG Purchase Agreement. Full operational control of Al Shola Gas will be retained by existing management unless the board of directors designated under the ASG Purchase Agreement determines otherwise due to a breach of the ASG Purchase Agreement, ongoing poor performance, or if structural changes are recommended in line with the laws governed by the ASG Purchase Agreement which will be decided and approved by the board of directors designated under the ASG Purchase Agreement. Al Shola Gas will make payment along with interest, if any, to the Company from revenue proceeds before disbursement of dividends in four yearly equal installments, starting in 2025. The Company will have the right but not the obligation to purchase the remaining 49% of Al Shola Gas’s shares for a two-year period from the closing date at an amount prorated to the purchase price. The board of directors of Al Shola Gas will determine a mutually agreed management fee to be paid to the Company for services.

Acquisition of Majority of Equity Interests in Quality Industrial Corp. by Fusion Fuel Green PLC

On November 18, 2024, QIND, Fusion Fuel Green PLC (“Fusion Fuel”), an Irish public limited company, Illustrato, and certain other stockholders of the Company (together with Ilustrato, the “QIND Sellers”), entered into a Stock Purchase Agreement, dated as of November 18, 2024 (the “Fusion Fuel Acquisition Agreement”). Pursuant to the Fusion Fuel Acquisition Agreement, the QIND Sellers agreed to sell an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), of the Company, constituting approximately 69.36% of the issued and outstanding capital stock of QIND, to Fusion Fuel (the “QIND Sellers’ Shares”). In exchange, Fusion Fuel was required to issue 109,114 Class A ordinary shares with a nominal value of $0.0035 each (“Class A Ordinary Shares”), constituting 19.99% of the issued and outstanding Class A Ordinary Shares on the date of the Fusion Fuel Acquisition Agreement (the “Ordinary Shares Consideration”), and an aggregate of 4,171,327 Series A Convertible Preferred Shares with a nominal value of $0.0001 each (“Series A Preferred Shares” and together with the Ordinary Shares Consideration, the “Fusion Fuel Shares Consideration”)), to the QIND Sellers. The Fusion Fuel Acquisition Agreement provided that, subject to the satisfaction or waiver of the conditions set forth in the Fusion Fuel Acquisition Agreement, the Company was required to consummate the transactions (the “Fusion Fuel Acquisition Transactions”) contemplated by the Fusion Fuel Acquisition Agreement at the date (the “Fusion Fuel Acquisition Closing Date”) of the closing of the Fusion Fuel Acquisition Transactions (the “Fusion Fuel Acquisition Closing”).

The conditions to the Fusion Fuel Acquisition Closing included, among other things, the written resignation of Frederico Figueira de Chaves as Chief Executive Officer of Fusion Fuel effective as of the Fusion Fuel Acquisition Closing Date, and the appointment of John-Paul Backwell, the Chief Executive Officer of QIND, as the Chief Executive Officer of Fusion Fuel effective as of the Fusion Fuel Acquisition Closing Date. In addition, Fusion Fuel, QIND, and each director and officer of Fusion Fuel that held equity securities in Fusion Fuel (collectively, the “Fusion Fuel Equityholders”) and each of the QIND Sellers were required to enter into a lock-up agreement which provided that the Fusion Fuel Equityholders and the QIND Sellers were each prohibited from transferring, entering into short sales, granting proxies or powers of attorney, or offering or agreeing to do any of the foregoing during the 180-day period beginning on the Fusion Fuel Acquisition Closing Date, subject to certain exceptions.

On November 26, 2024, the conditions to the Fusion Fuel Acquisition Closing were satisfied in all material respects, and therefore is considered to be the Fusion Fuel Acquisition Closing Date. On that date, Fusion Fuel instructed its transfer agent to issue the Fusion Fuel Shares Consideration to the QIND Sellers. The Ordinary Shares Consideration was subsequently issued to Ilustrato, and the Series A Preferred Shares were subsequently issued pro-rata to the QIND Sellers, with Ilustrato’s allocation of the Series A Preferred Shares reduced by the Ordinary Shares Consideration. On November 26, 2024, the QIND Sellers delivered to QIND’s transfer agent all of the necessary documentation to effect the transfer of the QIND Sellers’ Shares to Fusion Fuel, which were subsequently transferred to the Company. As of December 1, 2024, Fusion Fuel had gained effective control over QIND’s operations.

The Series A Preferred Shares were issued pursuant to a Certificate of Designation of Preferences, Benefits and Limitations of Series A Convertible Preferred Shares, which was filed with the Companies Registration Office of Ireland on December 13, 2024 (the “Series A Certificate of Designation”). Pursuant to the Series A Certificate of Designation, the Series A Preferred Shares rank on parity with the Class A Ordinary Shares as to distributions of assets upon liquidation. The Series A Preferred Shares will have no voting rights except as required by the Irish Companies Act and with respect to amendments to the Series A Certificate of Designation or the constitution of Fusion Fuel that adversely affect the terms of the Series A Preferred Shares. On the later of the date of the approval of Fusion Fuel’s issuance of the underlying Class A Ordinary Shares by Fusion Fuel’s shareholders in accordance with applicable Irish law (the “Series A Conversion Shareholder Approval”) or the clearance of the initial listing application filed by the Company with The Nasdaq Stock Market LLC (“Nasdaq”), the Series A Preferred Shares will automatically convert into a certain number of Class A Ordinary Shares (the “Series A Preferred Shares Conversion”). If the Series A Conversion Shareholder Approval is not obtained at the Shareholders Meeting (as defined below) by the Extended Meeting Deadline (as defined below), Fusion Fuel will, subject to applicable law, be required to repurchase all of the outstanding Series A Preferred Shares held by each of the QIND Sellers.

Pursuant to the Fusion Fuel Acquisition Agreement, following the Fusion Fuel Acquisition Closing Date, Fusion Fuel, QIND, and the QIND Sellers will enter into an agreement and plan of merger (the “Fusion Fuel/QIND Merger Agreement”). The Fusion Fuel Acquisition Agreement states that the parties intend that after the Fusion Fuel Acquisition Closing, subject to the terms of the Fusion Fuel/QIND Merger Agreement and the receipt of any necessary shareholder, regulatory, and Nasdaq consents or approvals, QIND will merge into a newly-formed, wholly-owned Nevada subsidiary of Fusion Fuel (the “QIND/Fusion Fuel Merger”). Upon completion of the QIND/Fusion Fuel Merger, QIND will become the surviving entity and a wholly owned subsidiary of Fusion Fuel.

In addition, in connection with the Fusion Fuel Acquisition Agreement, the board of directors of Fusion Fuel approved resolutions that: (i) approved the Fusion Fuel Acquisition Agreement, the Series A Certificate of Designation, the Fusion Fuel Acquisition Transactions, and the QIND/Fusion Fuel Merger; (ii) approved the payment of the Fusion Fuel Shares Consideration, (iii) directed that the issuance of the Class A Ordinary Shares underlying the Series A Preferred Shares pursuant to the Series A Preferred Shares Conversion, the amendment and restatement of the constitution of Fusion Fuel, including the change of the name of Fusion Fuel to such name as shall be designated by the QIND Sellers (the “Amended Fusion Fuel Charter”), and the election of the New Directors (as defined below) be submitted for consideration at the Shareholders Meeting, and (iv) recommended to the shareholders of Fusion Fuel that they approve the Series A Preferred Shares Conversion, the Amended Fusion Fuel Charter, and the election of the New Directors (the “Board Recommendation”).

The Fusion Fuel Acquisition Agreement provides that the following covenants will apply:

●	Within ten days of the date of the Fusion Fuel Acquisition Agreement, Fusion Fuel will cause its officers and directors who hold shares or convertible securities of Fusion Fuel (the “Fusion Fuel Insiders”) to execute a voting agreement.

●	After the date of the Fusion Fuel Acquisition Agreement, Fusion Fuel will use commercially reasonable efforts to raise at least $5,000,000 in one or more financing transactions (the “Fusion Fuel Financings”). QIND and the QIND Sellers are required to support and assist Fusion Fuel in connection with the Fusion Fuel Financings. 50% of the proceeds from the Fusion Fuel Financings will be set aside and made available expressly for QIND to use for its working capital and corporate needs and the remaining 50% of such funds will be set aside and made available expressly for the businesses of Fusion Fuel existing immediately prior to the Fusion Fuel Acquisition Closing to use for its working capital and corporate needs. To split the net proceeds of the Fusion Fuel Financings as described above, Fusion Fuel will make loans of one-half of the net proceeds (or such lesser amount as agreed to by the parties to the Fusion Fuel Acquisition Agreement) to QIND. Such loans will be (i) forgiven upon the Series A Preferred Shares Conversion, or (ii) repaid if the Fusion Fuel Acquisition Transactions are unwound in accordance with the Fusion Fuel Acquisition Agreement. Fusion Fuel and QIND are required to cooperate to structure such allocation of proceeds and the use of such proceeds on a mutually agreeable basis. Fusion Fuel will utilize its portion of the net proceeds of the Fusion Fuel Financings to pay off any indebtedness for borrowed money, accounts payable and other liabilities.

●	Any proceeds received by Fusion Fuel in connection with the Subscription Agreement, dated as of August 28, 2024, between Fusion Fuel and the investor signatory thereto (the “August 2024 Subscription Agreement”), must be used to repay certain funds that were received by certain subsidiaries of Fusion Fuel or entities organized under Portuguese law by Fusion Fuel, up to the lesser of (a) the amount of such funds that must be repaid pursuant to the terms and conditions for the receipt of such funds, or (b) €10 million. In the event that (i) any shares or securities of Fusion Fuel are issued in connection with the August 2024 Subscription Agreement prior to the effectiveness of the QIND/Fusion Fuel Merger, (ii) the proceeds are used to repay certain funds that were received by certain subsidiaries of Fusion Fuel or entities organized under Portuguese law by Fusion Fuel, and (iii) the satisfaction of the terms and conditions for the consummation of the QIND/Fusion Fuel Merger pursuant to the Fusion Fuel Acquisition Agreement and the Fusion Fuel/QIND Merger Agreement, then, within three business days of the QIND/Fusion Fuel Merger, Fusion Fuel will issue a number of Class A Ordinary Shares to the QIND Sellers that will cause their percentage ownership of Fusion Fuel to be the percentage that the QIND Sellers would have owned but for the occurrence of any such issuances in connection with the August 2024 Subscription Agreement as to which the proceeds were used to repay the funds.

●	From the date of the Fusion Fuel Acquisition Agreement through the period ending on the earlier of (i) the Series A Preferred Shares Conversion, (ii) the repurchase of the Fusion Fuel Shares Consideration from the QIND Sellers in exchange for the QIND Sellers’ Shares, and (iii) the termination of the Fusion Fuel Acquisition Agreement (the “Restricted Period”), Fusion Fuel will not sell, transfer, or otherwise encumber the QIND Sellers’ Shares acquired under the Fusion Fuel Acquisition Agreement without the prior written consent from the QIND Sellers. In addition, during the Restricted Period, Fusion Fuel will not, without the written consent of QIND, which may not be unreasonably withheld, and QIND will not, without the written consent of Fusion Fuel, which may not be unreasonably withheld, among other things: (i) Declare any dividends; (ii) adjust, split, combine, reclassify, redeem, purchase, acquire, issue (other than pursuant to the exercise or conversion of convertible securities outstanding on the date of the Fusion Fuel Acquisition Agreement), or enter into any contract with respect to the sale, voting, registration, or repurchase of capital stock; (iii) incur more than a certain amount and/or type of indebtedness; (iv) sell any assets; (v) acquire material assets, properties, or business organizations; (vi) enter into certain types of contracts; (vii) make certain loans; (viii) commence, settle, or take certain other actions with respect to legal actions pending before any governmental or regulatory body; (ix) enter into transactions with any affiliate or shareholder that would reasonably be expected to materially delay or prevent the consummation of the Fusion Fuel Acquisition Transactions or the QIND/Fusion Fuel Merger or that would be required to be described under Item 404 of Regulation S-K of the Securities and Exchange Commission (the “SEC”) in Fusion Fuel or QIND’s SEC filings; or (x) increase or extend the compensation of any employees, directors, or officers or take certain other actions with respect to employees of Fusion Fuel or QIND.

●	As soon as practicable after the date of the Fusion Fuel Acquisition Agreement, and in any case no less than six weeks prior to the Shareholders Meeting, Fusion Fuel will file an initial listing application with Nasdaq. Fusion Fuel, the QIND Sellers and QIND are required to use their commercially reasonable efforts to respond to any questions or comments of the staff of Nasdaq.

●	Fusion Fuel will deliver the certificates representing the QIND Sellers’ Shares to a third-party agent on terms and conditions to be mutually agreed upon by the parties to the Fusion Fuel Acquisition Agreement to hold in escrow until the expiration of the Restricted Period such that (i) if the Series A Conversion Shareholder Approval is not obtained, then such certificates will be delivered to the QIND Sellers, and (ii) upon occurrence of the Series A Conversion Shareholder Approval, such certificates will be delivered to Fusion Fuel.

●	Fusion Fuel will be required to take all steps necessary to cause the Class A Ordinary Shares issued to the QIND Sellers in connection with the Fusion Fuel Acquisition Transactions to be approved for listing (subject to notice of issuance) on Nasdaq at or after the Fusion Fuel Acquisition Closing pursuant to Nasdaq rules and regulations.

●	Fusion Fuel, QIND, and the QIND Sellers will enter into the Fusion Fuel/QIND Merger Agreement.

●	As promptly as practicable following the Fusion Fuel Acquisition Closing Date and the execution and delivery of the Fusion Fuel/QIND Merger Agreement, and after reasonable consultation with QIND, Fusion Fuel will duly call, convene and hold a special meeting of the holders of the Class A Ordinary Shares (the “Shareholders Meeting”), to be held on a date (the “Initial Meeting Deadline”) no later than 45 days after the effective date (the “Registration Statement Effective Date”) of a registration statement on Form F-4 or such other applicable form (the “Registration Statement”) to be filed with the SEC, unless otherwise required by applicable laws, in accordance with Irish law, including the Irish Companies Act, and Fusion Fuel’s organizational documents. As promptly as practicable after the mailing of a proxy statement/prospectus relating to the matters to be submitted to the shareholders of Fusion Fuel at the Shareholders Meeting (the “Proxy Statement”), Fusion Fuel will solicit proxies from the holders of Class A Ordinary Shares to vote in accordance with the recommendation of Fusion Fuel’s board of directors with respect to (i) the Series A Preferred Shares Conversion in compliance with all applicable laws and regulations, including, but not limited to, Irish law, including the Irish Companies Act, and the rules and regulations of Nasdaq, (ii) the Amended Fusion Fuel Charter, (iii) the election of the New Directors, (iv) if the parties to the Fusion Fuel Acquisition Agreement determine that approval of the QIND/Fusion Fuel Merger by Fusion Fuel’s shareholders is required, the QIND/Fusion Fuel Merger, (v) approval to opt out of Rule 9 of the Irish Takeover Rules, (vi) the adjournment of such meeting in accordance with the terms and conditions of the Fusion Fuel Acquisition Agreement, and (vii) any other proposal or proposals that Fusion Fuel reasonably deems necessary or desirable to consummate the Fusion Fuel Acquisition Transactions and the QIND/Fusion Fuel Merger. Fusion Fuel will be required to use its best efforts to obtain the Series A Conversion Shareholder Approval by the c, including, without limitation, by causing (x) Fusion Fuel’s board of directors not to withdraw the Board Recommendation, (y) the Fusion Fuel Insiders to be present at the Shareholders Meeting for quorum purposes, and (z) the Fusion Fuel Insiders to vote their respective Class A Ordinary Shares in accordance with the Board Recommendation. The Fusion Fuel Acquisition Agreement provides that Fusion Fuel may postpone or adjourn the Shareholders Meeting: (A) with the consent of QIND; (B) for the absence of a quorum (other than due to the failure of Fusion Fuel Insiders); or (C) to allow reasonable additional time (not to exceed 20 days) for the filing and distribution of any supplemental or amended disclosure with respect to the Fusion Fuel Acquisition Transactions or the QIND/Fusion Fuel Merger that Fusion Fuel’s board of directors has determined in good faith (after consultation with its outside legal counsel) is necessary under applicable laws and for such supplemental or amended disclosure to be disseminated to and reviewed by Fusion Fuel’s shareholders prior to the Shareholders Meeting. Prior to the mailing of the Registration Statement, Fusion Fuel will be entitled to engage a proxy solicitor that is reasonably satisfactory to QIND and the QIND Sellers, and Fusion Fuel will keep QIND and the QIND Sellers reasonably informed regarding its solicitation efforts and proxy tallies following the mailing of the Proxy Statement. In connection with the above, Fusion Fuel’s board of directors will be required to take all necessary action to ensure that the restrictions on business combinations that are provided for in the Irish Companies Act, and any other similar law applicable to Fusion Fuel, will not apply to the Fusion Fuel Acquisition Agreement, the Fusion Fuel Acquisition Transactions, and the QIND/Fusion Fuel Merger, including by approving the Fusion Fuel Acquisition Agreement and certain related agreements, documents and certificates to which Fusion Fuel is or will be a party.

●	If, despite Fusion Fuel’s reasonable best efforts, the Series A Conversion Shareholder Approval is not obtained by the Initial Meeting Deadline, Fusion Fuel will be required, during the period beginning on the Initial Meeting Deadline and continuing for 180 days thereafter (the “Extended Meeting Deadline”), cause one or more additional shareholder meetings to be held so as to obtain the Series A Conversion Shareholder Approval.

●	Each of Fusion Fuel and QIND must take all necessary actions so that, immediately upon adjournment of the Shareholders Meeting or additional shareholders meeting held prior to the Extended Meeting Deadline at which the Series A Conversion Shareholder Approval is obtained, Fusion Fuel’s board of directors will be comprised of: (w) one individual as designated by Fusion Fuel and who shall be designated in writing pursuant to the Fusion Fuel/QIND Merger Agreement; (x) one individual as designated by QIND and who shall be designated in writing pursuant to the Fusion Fuel/QIND Merger Agreement; (y) two individuals that qualify as “independent” under the Nasdaq rules as designated by QIND and who shall be designated in writing under the Fusion Fuel/QIND Merger Agreement; and (z) one individual that qualifies as “independent” under the Nasdaq rules as designated jointly by Fusion Fuel and QIND and who is designated in writing under the Fusion Fuel/QIND Merger Agreement, provided that a majority of these designees must qualify as an “independent director” under Nasdaq rules and regulations (collectively, the “New Directors”).

●	Within three business days of obtaining the Series A Conversion Shareholder Approval, Fusion Fuel will file the Amended Fusion Fuel Charter with the Companies Registration Office of Ireland or as otherwise required to be effective under Irish law.

The Fusion Fuel Acquisition Agreement contains the following unwinding and termination provisions:

●	Fusion Fuel will be required to repurchase the Fusion Fuel Shares Consideration from the QIND Sellers, in whole, and return the QIND Sellers’ Shares to the QIND Sellers, (i) within 15 calendar days after the Extended Meeting Deadline if despite Fusion Fuel’s reasonable best efforts, the Series A Conversion Shareholder Approval is not obtained by the Extended Meeting Deadline; or (ii) if Fusion Fuel fails to allocate cash raised from the Fusion Fuel Financings in compliance with the Fusion Fuel Acquisition Agreement, and Fusion Fuel continues to fail to do so within five calendar days after written notice from QIND, then within 10 calendar days after the date of QIND’s notice to complete such repurchase. The Fusion Fuel Acquisition Agreement will automatically terminate upon such repurchase.

●	The Fusion Fuel Acquisition Agreement may be terminated by any party before the end of the Restricted Period, by written notice, if (a) the Fusion Fuel Acquisition Closing does not occur by the date that is 30 days from the date of the Fusion Fuel Acquisition Agreement, provided that the party seeking termination is not in material breach of the Fusion Fuel Acquisition Agreement, or (b) a law or order by any governmental or regulatory body (including Nasdaq) permanently prohibits the consummation of the Fusion Fuel Acquisition Transactions.

If the Fusion Fuel Acquisition Agreement is validly terminated, it will become void without further obligations or liabilities, except if termination results from fraud or willful and material failure to perform or breach, then the responsible party will be liable for damages as a result of such breach. Certain provisions, including confidentiality, fees and expenses, and miscellaneous terms, will continue to apply after termination.

The Fusion Fuel Acquisition Agreement also contains customary representations, warranties, and covenants, including customary restrictive covenants. The Fusion Fuel Acquisition Agreement provides for mutual indemnification provisions. Indemnification obligations with respect to claims relating to breaches of required representations under the Fusion Fuel Acquisition Agreement or certain related agreements, documents, or certificates are limited to claims of maximum damages of $4,000,000 and claims exceeding $400,000, except that no such limits apply with respect to claims of breach of certain representations considered to be fundamental under the Fusion Fuel Acquisition Agreement or with respect to claims of acts of fraud or willful misconduct. Indemnification obligations under the Fusion Fuel Acquisition Agreement will survive until the earlier of the Series A Preferred Shares Conversion or 24 months following the Fusion Fuel Acquisition Closing Date, except that indemnification for claims of breach of certain representations considered to be fundamental under the Fusion Fuel Acquisition Agreement or with respect to claims of acts of fraud, willful misconduct or intentional misrepresentation will survive until the expiration of the applicable statute of limitations. The QIND Sellers’ indemnification obligations will be shared on a pro-rata basis.

Organizational Structure

The following diagram depicts our organizational structure as of March 31, 2026.

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

Employees

As of March 31, 2026, we have 125 employees, including five employees of QIND and 120 employees of Al Shola Gas, all of whom are full-time.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the U.S. Jumpstart Our Business Startups Act (the “JOBS Act”). As a result, we will be permitted to, and intend to, rely on exemptions from certain disclosure requirements. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) in the assessment of the emerging growth company’s internal control over financial reporting. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of at least $1.235 billion; (ii) the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering; (iii) the date on which we have, during the preceding three year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act, which could occur if the market value of the common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. Once we cease to be an emerging growth company, we will not be entitled to the exemptions provided in the JOBS Act discussed above.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Introductory Notes – Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risks Relating to Macro Conditions and Our Financial Condition

We are in default under certain of our outstanding convertible promissory notes, which could result in acceleration of the indebtedness thereunder, enforcement of security interests, dilutive conversions of outstanding amounts into shares of our common stock, and other material adverse consequences.

As of December 31, 2025, all eight of our outstanding convertible promissory notes have matured and the amounts due thereunder remain unpaid. These notes include: (i) a note in the original principal amount of $1,100,000, which matured on August 3, 2024; (ii) a note in the original principal amount of $200,000, which matured on March 17, 2025; (iii) a note in the original principal amount of $220,000, which matured on February 23, 2024; (iv) a note in the original principal amount of $550,000, which matured on December 16, 2023; (v) a note in the original principal amount of $35,000, which matured on or about August 6, 2024; (vi) a note in the original principal amount of $100,000, which matured on December 20, 2024; (vii) a note in the original principal amount of $71,500, which matured on February 21, 2025; and (viii) a note in the original principal amount of $405,000, which matured on July 4, 2025. Including accrued and unpaid interest, default interest, penalties, and other amounts that are owed, as of December 31, 2025, the total balance remaining under these notes was $2,561,240.

The failure to repay these notes at maturity constitutes an event of default under several of the notes and may constitute an event of default under all of them. The consequences of such defaults are material and include, among other things: (a) acceleration of the full outstanding principal amount plus accrued and unpaid interest; (b) accrual of default interest at elevated rates (ranging from 15% to 20% per annum, depending on the note); (c) in the case of the notes that matured on February 23, 2024 and February 21, 2025, the outstanding amount becoming immediately due and payable at 150% to 200% of the then-outstanding principal and accrued interest (not including default due only to non-payment of principal or interest when due); (d) in the case of the note that matured on August 6, 2024, assessment of a liquidated damages charge equal to 25% of the outstanding balance; (e) in the case of the note that matured on June 30, 2025, the outstanding principal amount increasing to 110% of the amount then due plus default interest at 16% per annum, and the holder gaining the right to convert the default amount into shares of our common stock at a conversion price equal to 80% of the average of the four lowest volume weighted average prices over the preceding 20 trading days, with full-ratchet anti-dilution protection; and (f) in the case of all notes containing conversion features, the right of holders to convert outstanding amounts into shares of our common stock at conversion prices that may be substantially below the then-current market price, resulting in significant dilution to existing stockholders.

Additionally, the note that matured on June 30, 2025, is a senior secured obligation of the Company, and default thereunder could result in the lender enforcing its rights, which could materially impair our operations and the value of our assets. The related loan agreement also contains cross-default provisions triggered by defaults on other material agreements, potentially compounding the adverse effects described above.

Several of these notes also contain most-favored-nation provisions, anti-dilution protections, and beneficial ownership limitations that, in the aggregate, could further complicate our ability to restructure or refinance this indebtedness. There can be no assurance that we will be able to negotiate forbearance agreements, obtain waivers, refinance, or otherwise satisfy our obligations under these notes on terms acceptable to us, or at all. If the holders of these notes elect to exercise their remedies, including acceleration, conversion at discounted prices, or enforcement of security interests, such actions could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock, and could raise substantial doubt about our ability to continue as a going concern.

We are dependent on Fusion Fuel and external financing to fund our operations and executive compensation, and there can be no assurance that such support will be available when needed.

We anticipate that Fusion Fuel, our parent company, will finance certain investments in connection with the operations of Al Shola Gas, our majority-owned subsidiary. We further anticipate that Fusion Fuel will provide all compensation required by our executive officers, other than our Chief Operating Officer and Managing Director Middle East. In addition, we plan to address cash flow deficits through borrowings and the sale of securities.

However, no assurance can be given that any such financing, executive compensation support, or additional capital will be available, if and when required. Fusion Fuel’s ability to finance our investments and fund executive compensation depends on its own financial condition and liquidity, which are subject to risks and uncertainties beyond our control. Similarly, our ability to raise capital through borrowings or securities sales may be constrained by adverse market conditions, deteriorating creditworthiness, regulatory limitations, or investor sentiment. If we are unable to obtain adequate financing or compensation support from Fusion Fuel, or to raise sufficient capital through borrowings or securities sales, we may be unable to fully fund our operations, retain key executive personnel, or execute our business plan. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

We have obtained growth through the acquisition of Al Shola Gas. Under existing accounting standards, we are required to periodically review goodwill assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our operating results, financial condition, and the price of our common stock. The percentage of our goodwill compared to our total assets as of December 31, 2025, was 50.6%.

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

We will use cash to pay the principal and interest on our debt except to the extent that such debt may be convertible into equity. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations, and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand in our industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

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

The manufacturing processes for gas fuel consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. In the past raw material prices have experienced volatility. Commodity pricing has fluctuated over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods

The markets in which we operate are highly competitive which could reduce sales and operating margins.

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

We depend on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cybersecurity attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to our reputation. Our systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cybersecurity attacks, it is possible that potential vulnerabilities could go undetected for an extended period. A severe cybersecurity incident could reduce sales, operating margins, and overall financial performance.

Our long-term success depends, in part, on our ability to operate and expand internationally, and our business is susceptible to risks associated with international operations.

Currently, we only maintain operations in the UAE, and plan to continue our efforts to expand globally, in jurisdictions where we do not currently operate. We expect international operations and export sales to continue to constitute the majority of our sales and assets in the foreseeable future. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term. Although we have operating experience in many foreign jurisdictions, we must still continue to make significant investments to build our international operations. Our sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the United States. These risks include the following:

●	Costs, risks, and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of customers, and the threats of local competitors;

●	Risks of economic instability, including due to inflation;

●	Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;

●	Costs and risks associated with local and national laws and regulations governing the industries in which we operate, health and safety, climate change and sustainability, and labor and employment;

●	Operational and compliance challenges caused by distance, language, and cultural differences;

●	Costs and risks associated with compliance with international tax laws and regulations;

●	Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;

●	Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;

●	Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation, and other activities important to our online business practices;

●	Currency exchange rate fluctuations and restrictions on currency repatriation;

●	Competition with companies that understand the local market better than we do or that have preexisting relationships with regulators and customers in those markets;

●	Adverse effects resulting from the United Kingdom’s exit from the European Union (commonly known as “Brexit”);

●	Reduced or varied protection for intellectual property rights in some countries;

●	Disruption of operations from labor and political disturbances;

●	Withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries;

●	Changes in tariff and trade barriers; and

●	Geopolitical events, including natural disasters, climate change, public health issues, political instability (such as war between Ukraine and Russia and in the Middle East), terrorism, insurrection, or war.

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

We operate primarily in the UAE, which attempts to fix the exchange rate of the UAE currency, UAE Dirham, to the U.S. dollar at a stable rate. However, we may still be or become exposed to fluctuations in foreign currency exchange rates. Any significant change in the value of the currencies of the countries in which we might do business against not pegged to the U.S. dollar could affect our ability to sell products competitively and control its cost structure, which could have a material adverse effect on our results of operations.

A significant or sustained decline in commodity prices including gas could negatively impact the levels of expenditures by certain company customers.

Demand for our products depends, in part, on the level of new and planned expenditures by certain of our customers. The level of expenditures by our customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates and volatility in commodity prices, including gas, can negatively affect the level of these activities and impact our subsidiary and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of our customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for our products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts the absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on our financial condition and results of operations.

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

Risks Relating to Our Industry and Market

The conflict in Iran, which escalated sharply in late February 2026, poses material risks to our LPG distribution operations in Dubai.

As of March 31, 2026, our business is subject to significant risks arising from the ongoing armed conflict involving the United States, Israel, and Iran, which has materially disrupted regional energy markets, critical infrastructure, and the maritime supply chains upon which our LPG distribution operations in Dubai fundamentally depend. The conflict, which escalated sharply beginning in late February 2026, has resulted in the effective closure of the Strait of Hormuz — the world’s single most critical energy chokepoint — to most commercial shipping, with Iran threatening to fire on vessels attempting transit and commercial operators, major oil companies, and insurers having substantially withdrawn from the corridor. The closure has been characterized as the largest disruption to global energy supply since the 1970s energy crisis. Approximately 20% of the world’s daily oil and LPG supply normally transits the Strait, and LPG supply chains are among the most acutely exposed commodities, with alternative supply options characterized by market analysts as “very limited”. Attacks by Iranian forces have directly struck Dubai’s Jebel Ali port — the UAE’s principal maritime commercial hub — as well as Abu Dhabi port infrastructure and other UAE facilities, causing direct and material disruption to shipping and logistics operations in the Emirate. Iranian forces have further threatened to designate the UAE’s al-Hosn gas field and additional UAE energy infrastructure as “direct and legitimate targets,” with Iranian state media calling for evacuation of personnel. The UAE’s Habshan complex — one of the world’s largest gas processing facilities — has already been forced to shut down following falling debris from intercepted missiles, and the Bab oilfield was targeted. These developments have caused the Middle East Dubai crude benchmark to reach a record $166.80 per barrel and Brent crude to spike above $119 per barrel, with further price increases possible if supply disruptions are prolonged.

The escalating conflict exposes our Dubai-based LPG distribution and related services business to a range of material and potentially severe operational, financial, and safety risks that could have a material adverse effect on our business, results of operations, financial condition, and prospects. Our ability to procure LPG at commercially viable prices and in sufficient volumes depends critically on regional supply chains and the continued operability of UAE port and infrastructure networks, all of which are currently under severe stress. Importers across the Gulf are scrambling to reroute essential cargoes, with trucking costs from alternative ports projected to increase by multiples of standard ocean freight rates. Insurance premiums for vessels operating in and near the Strait of Hormuz have already reached six-year highs, making transit economically unviable for many commercial operators and further constraining supply availability. Even if active hostilities were to cease, the restoration of normal supply chains is expected to take substantial time, as LPG production facilities, refineries, and port infrastructure that have sustained damage may require years to repair. The war has also materially impaired broader economic activity in Dubai, including disruptions to aviation, tourism, trade, and retail, which could reduce demand for our services. We cannot predict the duration, intensity, or geographic scope of the conflict, the extent of damage to regional energy infrastructure, or the timing of any restoration of the Strait of Hormuz to normal commercial transit. If these conditions persist or worsen, our ability to source, transport, store, and distribute LPG, as well as to maintain continuity of our related services operations, could be significantly impaired, which could materially and adversely affect our revenues, costs, and overall financial performance.

We occasionally provide integrated gas distribution project management services in the form of long-term, fixed price contracts that may require us to assume additional risks associated with cost overruns, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

We occasionally provide integrated gas distribution project management services outside our normal discrete business in the form of long-term, fixed price contracts. Some of these contracts are required by our customers, primarily international gas companies. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost overruns. These customers may provide us with inaccurate information in relation to their reserves, which is a subjective process that involves location and volume estimation, that may result in cost overruns, delays, and project losses. In addition, our gas distribution customers often operate in countries with unsettled political conditions, war, civil unrest, or other sources of disruption. These issues may also result in cost overruns, delays, and project losses.

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

Trends in gas prices affect the level of exploration, development, and production activity of our customers and the demand for our services and products, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, gas companies. The level of exploration, development, and production activity is directly affected by trends in gas prices, which historically have been volatile and are likely to continue to be volatile. Prices for gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for gas, market uncertainty, and a variety of other economic factors that are beyond our control. Given the long-term nature of many large-scale development projects, even the perception of longer-term lower gas prices by gas companies can cause them to reduce or defer major expenditures. Any prolonged reductions of commodity prices or expectations of such reductions could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Factors affecting the price of gas include:

●	the level of supply and demand for gas;

●	the cost of, and constraints associated with, producing and delivering gas;

●	governmental regulations and other actions, including economic sanctions and policies of governments regarding the exploration for and production and development of their gas reserves;

●	weather conditions, natural disasters, and health or similar issues, such as pandemics or epidemics;

●	worldwide political and military actions, and economic conditions, including potential recessions; and

increased demand for alternative energy and use of electric vehicles and increased emphasis on decarbonization, including government initiatives to promote the use of renewable energy sources and public sentiment around alternatives to fossil fuels such as gas.

Our business is dependent on capital spending by our customers, and reductions in capital spending could have a material adverse effect on our gas distribution business, consolidated results of operations, and consolidated financial condition.

Our gas distribution business is directly affected by changes in capital expenditures by our customers, and reductions in their capital spending could reduce demand for our services and products and have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Some of the items that may impact our customers’ capital spending include:

●	gas prices, which are impacted by the factors described in the preceding risk factor;

●	the inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors’ interest in hydrocarbon producers because of environmental and sustainability initiatives;

●	changes in customers’ capital allocation, including an increased allocation to the production of renewable energy or other sustainability efforts, leading to less focus on gas production growth;

●	restrictions on our customers’ ability to get their gas to market due to infrastructure limitations;

●	consolidation of our customers;

●	customer personnel changes; and

●	adverse developments in the business or operations of our customers, including write-downs of gas reserves and borrowing base reductions under customers’ credit facilities.

Constraints in the supply of, prices for, and availability of transportation of raw materials can have a material adverse effect on our gas distribution business and consolidated results of operations.

Raw materials essential to our gas distribution operations and manufacturing, such as proppants (primarily sand), chemicals, metals, and gels, are normally readily available. Shortages of raw materials as a result of high levels of demand or loss of suppliers can trigger constraints in the supply chain of those raw materials, particularly where we have a relationship with a single supplier for a particular resource. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our job sites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and consolidated results of operations. In addition, price increases imposed by our vendors for raw materials and transportation providers used in our business, and the inability to pass these increases through to our customers, could have a material adverse effect on our business and consolidated results of operations.

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

Price reductions by suppliers of gas products sold by us could cause the value of our inventory to decline. Also, such price reductions could cause our customers to demand lower sales prices for these products, possibly decreasing our margins and profitability on sales to the extent that our inventory of such products was purchased at the higher prices prior to supplier price reductions, and we are required to sell such products to our customers at the lower market prices.

The value of our gas products inventory could decline as a result of price reductions by manufacturers of products sold by us. There is no assurance that a substantial decline in product prices would not result in a write-down of our inventory value. Such a write-down could have a material adverse effect on our financial condition. Also, decreases in the market prices of products sold by us could cause customers to demand lower sale prices from us. These price reductions could reduce our margins and profitability on sales with respect to such lower-priced products. Reductions in our margins and profitability on sales could have a material adverse effect on our business, results of operations, and financial condition.

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

Our operations are subject to hazards inherent in the gas industry and, as a result, we are exposed to potential liabilities that may affect our financial condition and reputation.

Risks inherent to the gas industry, such as equipment malfunctions and failures, equipment misuse and defects, explosions and uncontrollable flows of gas and natural disasters, can cause personal injury, loss of life, suspension of operations, damage to facilities, business interruption and damage to or destruction of property, equipment, and the environment. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of gas production, pollution, and other environmental damages. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees, and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenues. In addition, these risks may be greater for us because we may acquire companies that have not allocated significant resources and management focus to safety and have a poor safety record requiring rehabilitative efforts during the integration process.

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

Our gas operations are conducted, and our gas assets are located in, the UAE, which is defined as an emerging market. There is no assurance that any political, social, economic or market conditions affecting countries in the Middle East region would not have a material adverse effect on our business, results of operations and financial condition.

Specific risks in the Middle East region that may have a material impact on our business, results of operations and financial condition include:

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

Any unexpected changes in these or other political, social, economic, or other conditions in which we operate in the UAE or neighboring countries may have a material adverse effect on our business, results of operations and financial condition. It is not possible to predict the occurrence of events or circumstances such as or like those outlined above or the impact of such occurrences and no assurance can be given that we would be able to achieve profitable operations if such events or circumstances were to occur.

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

Governmental authorities in the UAE may have a high degree of discretion and, at times, act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. Such governmental action could include, among other things, the withdrawal of building permits, the expropriation of property without adequate compensation or the forcing of business acquisitions, combinations, or sales. Any such action taken may have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risk of international sanctions, which could significantly impact our business activities, results of operations and financial condition.

European, U.S. and other international sanctions have in the past been imposed on companies engaging in certain types of transactions with specified countries or companies or individuals in those countries. Companies operating in certain countries in the Middle East region have been subject to such sanctions in the past. The UAE is not subject to such sanctions as of the date of this report. The terms of legislation and other rules and regulations that establish sanctions regimes are often broad in scope and difficult to interpret.

If the UAE were in the future to violate European, U.S. or international sanctions, penalties could include a prohibition or limitation on the UAE’s ability to conduct business in certain jurisdictions or to access the U.S. or international capital markets. Any such sanction could have a material adverse effect on our business, results of operations and financial condition.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in us and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Failure to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other applicable anti-bribery laws could have an adverse effect on us.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with all anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on us as well as our financial condition and results of operations.

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

While we have recorded reserves for potential payments to various tax authorities related to uncertain tax positions, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in payment that is significantly different from our estimates. If the payment proves to be less than the recorded reserves, the reversal of the liabilities would generally result in tax benefits being recognized in the period when we determine the liabilities to be no longer necessary. Conversely, if the payment proves to be more than the reserves, we could incur additional charges, and these could have a materially adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

The U.S. Department of the Treasury’s Office of Foreign Assets Control, and the Bureau of Industry and Security at the U.S. Department of Commerce administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, in conducting activities, transacting business with, or making investments in certain countries, governments, entities and individuals subject to U.S. economic sanctions.

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

Risks Related to our Management and Control Persons

Our largest shareholder, Fusion Fuel Green PLC, holds substantial control over the Company and is able to influence all corporate matters, which shareholders may consider to not always be in their best interests.

Fusion Fuel holds substantial control of our Company with over 50% of the outstanding shares of common stock. By virtue of the ownership of common stock, Fusion Fuel is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our Company.

We are dependent on the continued services of our director and chairman and officers and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued availability of Frederico Figueira de Chaves, the Company’s Chairman and director; John-Paul Backwell, the Company’s Chief Executive Officer and director; Carsten Kjems Falk, the Company’s Interim Chief Financial Officer and a director; and Sanjeeb Safir, the Company’s Chief Operating Officer and Managing Director Middle East; and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to the Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resulting costs may also discourage us from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit the Company and shareholders.

Certain officers and directors have other business activities which might cause conflicts of interest.

Part of our management and board also serve on the management and board of Fusion Fuel. Our Chairman, Frederico Figueira de Chaves, is also the Interim Chief Financial Officer and a director of Fusion Fuel. Our Chief Executive Officer, John-Paul Backwell, is also the Chief Executive Officer and a director of Fusion Fuel. Our Interim Chief Financial Officer, Carsten Kjems Falk, is also head of M&A of Fusion Fuel. As a result, these officers may not be able to work for our company on a full-time basis, or may be subject to conflicts of interest, to the extent that the interest of Fusion Fuel and the Company may diverge. Our officers and directors may also face conflicts of interest impacting how funds are allocated between us and such affiliated entities. These competing interests could disrupt the focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company. We are at risk that our officers and director will favor their other business interests over the needs of the Company. These competing business interests could interfere with our ability to implement our business plan successfully.

Risks Relating to our Securities

We may conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We may be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock is issued in return for additional funds, the price per share could be lower than that paid by our current shareholders but with the aim to increase overall value for all shareholders. We anticipate continuing to rely on sales of our common stock in order to fund our business operations. If we issue additional common stock or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

The market price of our common stock has been volatile and could continue to be volatile and fluctuate in price in response to various factors, many of which are beyond our control, including:

●	government regulation;

●	the establishment of partnerships;

●	intellectual property disputes;

●	additions or departures of key personnel;

●	sales of our common stock;

●	our ability to integrate operations, technology, products, and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. Any sales of shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Pursuant to our Articles of Incorporation, we currently have authorized 450,000,000 shares of common stock and 1,000,000 shares of preferred stock. Our Board of Directors has the ability to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of any additional securities could, among other things, result in dilution of the percentage ownership of our stockholders at the time of issuance, result in dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company recognizes that cybersecurity is integral to safeguarding our operations, intellectual property, customer data, and stakeholder trust. Our cybersecurity risk management processes are designed to proactively assess, identify, and mitigate material risks from cybersecurity threats, ensuring alignment with our overall enterprise risk management framework.

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

Third-Party Risk Management

We rely on third-party vendors for certain operational and IT services. To mitigate risks associated with these partnerships, we implement a vendor risk management program that includes:

●	Due diligence reviews of vendors’ cybersecurity policies and practices prior to engagement.
●	Contractual requirements for vendors to maintain robust security controls and report incidents promptly.

Cybersecurity Governance

Board Oversight

The Board of Directors exercises oversight of cybersecurity risks, which is responsible for reviewing and monitoring our cybersecurity strategy and risk management practices. The Board of Directors receives quarterly briefings from the Chief Operating Officer on emerging threats, incident trends, and the effectiveness of our cybersecurity program. These briefings include updates on risk assessments, third-party audits, and compliance with regulatory requirements, such as the SEC’s cybersecurity disclosure rules. The Board is informed annually on cybersecurity matters or as needed in the event of a significant incident.

Management’s Role

Management plays a critical role in assessing and managing material cybersecurity risks. Key responsibilities are assigned as follows:

●	Chief Operating Officer: The Chief Operating Officer, reporting to the Chief Executive Officer, leads the development and implementation of our cybersecurity strategy. With over 15 years of experience in cybersecurity and operations, the Chief Operating Officer oversees risk assessments, incident response, and compliance with industry standards.
●	Incident Responses: Led by the IT manager, who is responsible for executing the incident response plan, coordinating with external partners

The Chief Operating Officer provides updates to the Chief Executive Officer and escalates material issues to the Board of Directors as needed. Management’s expertise is further enhanced through ongoing professional development and participation in industry forums to stay abreast of evolving threats.

ITEM 2. PROPERTIES

The Company has a virtual office at 505 Montgomery Street in San Francisco, California. The cost per month is $115 and is renewed annually.

Set forth in the table below is information regarding Al Shola Gas’ leased facilities, including the lease term, respective square foot sizes, and annual rent amounts.

Location	Lease Term	Area (Sq. Ft.)	Annual Rent
Office at Hamsah Building, O/112, Zabeel Road, Dubai, UAE	May 10, 2025 to May 9, 2026	1,222	$35,416
Office at Hamsah Building, O/307, Zabeel Road, Dubai, UAE*	January 7, 2026 to January 6, 2027	347	$7,311
Gas Warehouse Unit No. L723, Plot No. 0243-0154, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, UAE	March 1, 2025 to February 28, 2026	6,400	$7,115
Gas Store Unit No. L705, Plot No. 0243-0171, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, UAE	March 1, 2025 to February 28, 2026	6,400	$7,115
Warehouse Plot No: 987-1006, Al Layan 1, DIC, Dubai, UAE	March 26, 2025 to March 25, 2026	10,010	$5,455
Employee Accommodation, 17 Units, Plot No: 438-0, Muhaisanah Second, DIC, Dubai, UAE	February 1, 2025 to January 31, 2026	2,928	$50,027
Total		27,307	$112,439

*Lease starting period from January 7, 2026, and included for disclosure purposes.

Rent and other lease expenses under certain of the above lease agreements may be paid by Al Shola Al Modea Safety and Security LLC (“Al Shola Al Modea Safety and Security”), a company owned by certain minority shareholders of Al Shola Gas. Such payments have generally been made on the basis of the extent of the use of Al Shola Gas’ leased properties by the employees of Al Shola Al Modea Safety and Security. This arrangement has not been reflected in a written sublease or other agreement between Al Shola Gas or the Company and Al Shola Al Modea Safety and Security. Use of Al Shola Gas’ leased properties by Al Shola Al Modea Safety and Security has been at the discretion of Al Shola Gas and is subject to Al Shola Gas’ rights under its lease agreements.

Rent expenses for the fiscal year ended December 31, 2025, amounted to the following:

Rent Expense	Amount ($)
Office Rent Expenses	$45,493
Warehouse/Store Rent Expenses	16,238
Labor Accommodation Rent Expenses	83,084
Total	$144,815

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Settlement and Release Agreement with Lucosky Brookman

In September 2025, the Company entered into a Settlement and Release Agreement (the “Lucosky Settlement Agreement”) with Lucosky Brookman LLP (“Lucosky Brookman”), the Company’s former legal counsel, to resolve an outstanding obligation of approximately $568,706. Under the terms of the Lucosky Settlement Agreement, the Company agreed to pay a total settlement amount of $250,000 in five equal monthly installments of $50,000, due monthly from September 2025 through January 2026. Upon receipt of the full settlement amount, the parties agreed to exchange mutual general releases of all claims. If the Company failed to pay the full settlement amount by January 31, 2026, Lucosky Brookman retains the right to seek collection of the full outstanding balance, less amounts previously paid. As of March 31, 2026, the Company had not paid the full settlement amount and owed $125,000 to Lucosky Brookman.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC ID tier operated by the OTC Markets Group, Inc. under the symbol “QIND”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

Holders

As of March 31, 2026, there were 288 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

No securities were authorized for issuance under compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance as of December 31, 2025.

Recent Sales of Unregistered Securities

On January 10, 2025, the Company issued the following 600,962 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $20,000 of principal under a convertible note dated July 3, 2024 (the “July 3, 2024 Note”).

On January 13, 2025, the Company issued 818,331 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $25,000 of principal under the July 3, 2024 Note.

On January 17, 2025, the Company issued 1,024,590 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $25,000 of principal under the July 3, 2024 Note.

On January 27, 2025, the Company issued 1,678,321 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $30,000 of principal under the July 3, 2024 Note.

On January 29, 2025, the Company issued 2,482,269 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $35,000 of principal under the July 3, 2024 Note.

On January 30, 2025, the Company issued 2,836,879 shares of common stock to 1800 DIAGONAL LENDING LLC for $40,000, for part conversion of the July 3, 2024 Note.

On February 3, 2025, the Company issued 2,994,289 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $38,925.77 of principal under the July 3, 2024 Note. There was no balance due remaining under the July 3, 2024 Note after this conversion.

On March 27, 2025, the Company issued 1,351,351 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $15,000 of principal under a convertible note dated September 25, 2024 (the “DL September 25, 2024 Note”).

On April 27, 2025, the Company issued 1,538,461 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $20,000 of principal under the DL September 25, 2024 Note.

On April 30, 2025, the Company issued 1,972,386 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $25,000 of principal under the DL September 25, 2024 Note.

On May 1, 2025, the Company issued 2,866,698 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $30,000 of principal under the DL September 25, 2024 Note.

On May 6, 2025, the Company issued 3,959,276 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $35,000 of principal under the DL September 25, 2024 Note.

On May 6, 2025, the Company issued 2,449,570 shares of common stock to Jefferson Street Capital LLC (“Jefferson Street”) for the conversion of $8,794.98 of accrued and unpaid interest thereto, $11,200.00 in default principal and $1,500.00 in fees, totaling $21,494.98 under a convertible note dated May 23, 2023.

On May 13, 2025, the Company issued 7,644,749 shares of common stock to 1800 DIAGONAL LENDING LLC for the conversion of $56,150.68 of principal under the DL September 25, 2024 Note. There was no balance due remaining under the September 25, 2024 Note after this conversion.

On June 5, 2025, the Company issued 3,019,662 shares of common stock to Jefferson Street for the conversion of $20,000 of principal and $1,500 of conversion fees under a convertible note dated May 21, 2024.

On July 22, 2025, the Company issued 3,230,337 shares of our common stock to Jefferson Street for the conversion of $21,500 of principal and $1,500 of conversion fees under a convertible note dated May 21, 2024.

Pursuant to a Stock Purchase Agreement, dated as of August 1, 2025, between Fusion Fuel and the Company, Fusion Fuel acquired 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $40,000.

On October 28, 2025, Fusion Fuel converted 1,900 shares of Series B Preferred Stock into 1,900,000 shares of common stock. The conversion was effected for no cash consideration, in accordance with the Certificate of Designation of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designation”).

On December 2, 2025, Fusion Fuel converted 9,600 shares of Series B Preferred Stock into 9,600,000 shares of common stock. The conversion was effected for no cash consideration, in accordance with the Series B Certificate of Designation.

The sales and issuances of the securities described above were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act or Regulation D under the Securities Act.

Purchases of Equity Securities

The following table provides information about our repurchases of common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 – October 31, 2025	1,500,000	(1)	$0.02	(1)	-	$-
November 1, 2025 – November 30, 2025	-		$-		-	$-
December 1, 2025 – December 31, 2025	-		$-		-	$-

(1)	Pursuant to a Stock Purchase Agreement, dated as of October 21, 2025, between the Company and Safeguard Investments LLC (“Safeguard Investments”), the Company repurchased 1,500,000 shares of the Company’s common stock from Safeguard Investments for an aggregate purchase price of $30,000.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled Part II. Item 1A. “Risk Factors” and “Introductory Notes – Cautionary Note Regarding Forward-Looking Statements”.

Factors Affecting Our Performance

The primary factors affecting our results of operations include but not limited to:

General Macroeconomic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets, the Russian invasion of Ukraine, and war in the Middle East are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand of our products range. The industrial and manufacturing sectors are impacted by the overall economic environment as addressed in the risk factors. Tenders can be withdrawn and lead times for the manufacturing can be affected which can result in cancellation of orders if not delivered on time.

Impact of Acquisitions

A significant component of our growth has been through the acquisition and consolidation of our operating companies in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes consolidation of supplies and raw materials, optimized logistics and production processes, and sales synergies within the operating businesses with the aim to expand globally. The benefits of these integration efforts may not positively impact our financial results instantly but is expected to do so in the medium to long-term future.

Planned Developments

In 2026, the Company expects to allocate resources to its majority-owned subsidiary, Al Shola Gas, to enhance efficiency, boost sales, and positively influence their financial performance, primarily through investment from our parent company, Fusion Fuel. We plan to continue investing in new vehicles for our subsidiary to improve their bulk LPG supply capabilities and increase our revenue. We expect that our revenue and operating expenses will increase as we implement such plans.

Write-offs of Buyback Reserve and Related-Party Receivable

As part of management’s ongoing assessment of asset recoverability, the Company reevaluated the accounting treatment of certain assets arising from prior-period transactions, including (i) a reserve (the “Buyback Reserve” recorded within other current assets in connection with the issuance of shares of common stock pursuant to a certain Share Purchase and Buyback Agreement, dated August 21, 2023, among the Company, Artelliq Software Trading, Ilustrato, Saseendran Kodapully Ramakrishnan, and Quality International Co Ltd FZC, and (ii) a related-party receivable associated with a purchase of a certain asset from the Company by Ilustrato (the “Related-Party Receivable”).

With respect to the Buyback Reserve, the Company determined in fiscal year 2025 that the $2.0 million balance, no longer represented an asset from which future economic benefits were probable. Accordingly, the Company recorded a non-cash write-off of $2.0 million in fiscal year 2025.

With respect to the Related-Party Receivable, management concluded that $1.5 million of the receivable, representing the asset-purchase-related balance, was not recoverable based on a reassessment of collectability. This conclusion was reached following management’s assessment of the recoverability of the receivable, based on information available to the Company and its evaluation of the counterparty’s ability to satisfy the obligation. As a result, the Company recorded a $1.5 million write-off of the Related-Party Receivable in fiscal year 2025. The remaining balance of approximately $0.5 million, primarily representing an intercompany loan, is expected to be recoverable and continues to be recognized as an asset.

As part of its fiscal year 2025 review procedures, management reassessed the recoverability of certain assets, including the Buyback Reserve and the Related-Party Receivable. Based on this reassessment, management determined that the balances were not recoverable and recorded the related write-offs in fiscal year 2025 in accordance with U.S. GAAP. These conclusions were reviewed and approved by the Company’s Board of Directors.

Although the foregoing balances have been written off, the Company may pursue recovery or claw back actions against the applicable counterparties. Any amounts recovered, whether in cash, equity, or other consideration, would be recognized as a gain in the period realized.

Results of Operations

Revenues

Revenue for the year ended December 31, 2025, was $16,307,787, compared to $11,177,567 for the year ended December 31, 2024, representing an increase of $5,130,220, or 45.90%. The increase in reported revenue was primarily attributable to (i) the inclusion of a full year of revenue from the Company’s majority-owned subsidiary, Al Shola Gas, in 2025, compared to consolidation beginning in the second quarter of 2024 following its acquisition, and (ii) higher sales volumes and improved operational performance driven by continued growth in customer demand and expansion of business activities.

Cost of Revenues

Cost of revenues for the year ended December 31, 2025, was $11,519,007, compared to $7,214,304 for the year ended December 31, 2024, representing an increase of $4,304,703, or 59.67%. The increase was primarily due to (i) the inclusion of a full year of revenue from the Company’s majority-owned subsidiary, Al Shola Gas, in 2025, compared to consolidation beginning in the second quarter of 2024 following its acquisition, and (ii) higher revenue during the year ended December 31, 2025.

Gross Profit

We earned $4,788,780 in gross profit for the year ended December 31, 2025, compared with $3,963,263 for the year ended December 31, 2024, representing an increase of $825,517, or 20.83%. The increase in gross profit was primarily attributable to (i) the inclusion of a full year of revenue from the Company’s majority-owned subsidiary, Al Shola Gas, in 2025, compared to consolidation beginning in the second quarter of 2024 following its acquisition, and (ii) higher revenue during the year ended December 31, 2025.

Operating Expenses

Operating expenses increased to $5,245,558 for the year ended December 31, 2025, from $3,265,008 for the year ended December 31, 2024. The increase was attributable to (i) costs for salary and bonus payments to management totaling $1,380,000 and settlement payments to certain former officers of the Company totaling $606,816; and (ii) an increase of $596,887 in operating expenses resulting from the inclusion of a full year of operations of the Company’s majority-owned subsidiary, Al Shola Gas, in the year ended December 31, 2025, as compared to only three quarters of operations in the year ended December 31, 2024 due to the timing of the Company’s acquisition of Al Shola Gas, which was completed at the end of the first quarter of 2024.

We anticipate that our operating expenses will increase as we undertake our subsidiary expansion plan. The increase is anticipated to be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Net Non-Operating Expenses

We had net other non-operating expenses of $3,981,758 for the year ended December 31, 2025, compared to $275,201 for the year ended December 31, 2024.

Non-operating expenses for the year ended December 31, 2025, increased significantly compared to the year ended December 31, 2024, primarily due to the write-off of non-operating assets totaling $3,502,388. During the year, management performed an assessment of the recoverability of certain non-operating asset balances and determined that these amounts were no longer realizable. Accordingly, the Company recorded a write-off consisting of $2.0 million related to the reversal of the Buyback Reserve, $1,500,000 representing the Related-Party Receivable, and $2,388 related to other miscellaneous non-operating assets.

Non-Operating Income

We had other non-operating income of $318,706 for the year ended December 31, 2025, compared to $427,554 for the same period in 2024. Our other income for the year ended December 31, 2025, resulted from the release of claims under the Lucosky Settlement Agreement.

Net Income/Net Loss

We incurred net loss of $4,603,645 for the year ended December 31, 2025, compared to a net income of $266,780 for the year ended December 31, 2024, primarily due to the reasons described above for increased cost of revenues and increased operating expenses.

Liquidity and Capital Resources

As of December 31, 2025, and 2024, we had total current assets of $7,038,913 and $7,466,617, respectively, and total current liabilities of $16,753,372 and $11,223,627. As of December 31, 2025, our working capital deficit was $9,714,459 compared to $3,757,010 as of December 31, 2024.

We will require additional financing to fund our operations beyond the near term. Based on our current projections, our existing cash resources will not be sufficient to meet our anticipated operating and other cash needs through December 31, 2026, and for at least 12 months beyond that period, unless we receive such additional financing, including the costs associated with being a public reporting company. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

For the 12 months ended December 31, 2026, the Company anticipates that Fusion Fuel, the Company’s parent company, will finance certain investments in connection with the operations of our majority-owned subsidiary, Al Shola Gas. In addition, the Company anticipates that Fusion Fuel will provide all compensation required by our executive officers, other than our Chief Operating Officer and Managing Director Middle East, Sanjeeb Safir. Further, management plans to use borrowings and security sales to mitigate the effects of cash flow deficits. However, no assurance can be given that any such financing, compensation, or capital will be available, if and when required.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for fiscal years ended December 31, 2025, and December 31, 2024:

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(2,587,934)	$1,154,846
Net cash (used in) investing activities	(1,377,470)	(5,636)
Net cash provided by (used in) financing activities	4,166,407	(926,120)
Net change in cash and cash equivalents	201,003	223,090
Cash and cash equivalents – beginning of period	225,582	2,492
Cash and cash equivalents – end of period	$426,585	$225,582

Net cash used in operating activities was $(2,587,934) for the fiscal year ended December 31, 2025, as compared with $1,154,846 provided for the fiscal year ended December 31, 2024. The change was primarily driven by adverse working capital movements, mainly due to an increase in accounts receivable of $2.10 million and a decrease in accounts payable of approximately $0.64 million.

Net cash used in investing activities was $(1,377,470) for the fiscal year ended December 31, 2025, as compared with $(5,636) used for the fiscal year ended December 31, 2024. The change was primarily due to payments to ASG shareholders of $1.00 million, advances for the purchase of property, plant and equipment of $0.30 million, and additions to property, plant and equipment of approximately $0.08 million during the fiscal year ended December 31, 2025..

Net cash provided by financing activities was $4,166,407 for the fiscal year ended December 31, 2025, as compared with net cash used in financing activities $(926,120) used for the fiscal year ended December 31, 2024. The change was primarily due to proceeds from related party loans of $4.43 million, changes in minority interest of $0.45 million, and proceeds from the issuance of common stock of approximately $0.04 million during the fiscal year ended December 31, 2025. These inflows were partially offset by net repayments of convertible notes of $0.49 million, payments for ASG debt of approximately $0.23 million, and a repurchase of shares of the Company’s common stock for $0.03 million during the fiscal year ended December 31, 2025.

Debt

The Company’s debt obligations as of December 31, 2025, were as follows (including convertible and nonconvertible promissory notes).

Lender	Date of Issue	Maturity Date	Principal Amount ($)	Initial Interest Rate (%)	Interest Accrued ($)	Default Interest Rate (%)		Default Interest Accrued ($)	Amount Repaid ($)	Amount Converted ($)		Principal Outstanding ($)		Total Balance Remaining ($)
RB Capital Partners Inc.	August 3, 2022	August 3, 2024	1,100,000	7%	263,066	-		-	-	-	(1)	1,100,000		1,363,066
RB Capital Partners Inc.	March 17, 2023	March 16, 2025	200,000	7%	38,932	-		-	32,705	-	(2)	167,295		206,227
Jefferson Street Capital LLC	May 23, 2023	February 23, 2024	220,000	6.5%	10,203	15%		$123,949	-	241,495	(3)	102,454		112,657
Sky Holdings Ltd	June 16, 2023	December 16, 2024	550,000	7%	53,769	-		-	-	77,000	(4)	473,000		526,769
Sean Levi	December 20, 2023	December 20, 2024	100,000	(5)	29,000	-		-	75,000	-	(6)	25,000		54,000
Exchange Listing LLC	February 6, 2024	August 6, 2024	35,000	10%	12,066	20	%-	-	-	-	(7)	35,000		47,066
Jefferson Street Capital LLC	May 21, 2024	February 21, 2025	71,500	10%	17,526	15%		$48,811	-	83,041	(8)	37,269		54,795	(8)
J.J. Astor & Co.(9)	September 20, 2024	June 30, 2025	405,000	0%	70,623	16%		37,463	316,425	-	(10)	126,038	(11)	196,660
Total			2,681,500		495,185			210,223	424,130	401,536		2,066,056		2,561,240

(1)	The note may be converted by the holder at the initial conversion price of $1.00 per share, subject to adjustment.
(2)	The note may be converted by the holder at the initial conversion price of $1.00 per share, subject to adjustment.
(3)	The note may be converted by the holder at the initial conversion price of $0.35 per share, subject to adjustment. As of December 31, 2025, the holder had converted an aggregate of $100,000 of principal into 2,697,315 shares of common stock.
(4)	The note was initially convertible by the holder at the initial conversion price of $0.35 per share. On May 16, 2024, the note was amended to have a conversion price equal to $0.0375 per share. As of December 31, 2025, the holder had converted $77,000 of principal and $35,863 of accrued interest into 3,009,680 shares of common stock at a conversion price of $0.0375 per share.
(5)	20% interest will be charged on the day the Company receives certain funding, and thereafter 15% per annum will be charged.
(6)	The note may be converted by the holder at the initial conversion price equal to 200% of the value of the note, subject to adjustment.
(7)	The note may be converted by the holder at the initial conversion price equal to the price reflecting a discount of 35% to the volume weight average price of the Company’s common stock for the five days before any conversion.
(8)	The note may be converted by the holder at the initial conversion price of $0.03 per share, subject to adjustment. $1,500 will be added to principal for each conversion. Ilustrato is a guarantor under the note.
(9)	The note ranks senior to other debt and is secured by all assets of the Company.
(10)	The note may be converted by the holder at the initial conversion price is 80% of the average of the four lowest volume weighted average closing prices of the Company’s common stock over the 20 trading days immediately prior to each permitted conversion of the note, subject to adjustment.
(11)	Reflects an increase to 110% of the principal outstanding due to the occurrence of an event of default under the note.

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

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

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

Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and has implemented all standards that are currently in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that any recently issued accounting pronouncements will have a material impact on its financial position, results of operations, or cash flows.

ASU 2017-04, Simplifying the Test for Goodwill Impairment, has been effective for fiscal years beginning after December 15, 2019, and has been adopted by the Company. Under this standard, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total goodwill allocated to that reporting unit. The Company applies this simplified one-step impairment test in its annual goodwill assessment. As noted above, no impairment was identified as of December 31, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Quality Industrial Corp. and its subsidiaries, together with the notes thereto and the report of the independent registered public accounting firm, are included in this Annual Report on Form 10-K and are set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted account principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2025, was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names, ages and positions of our current directors and executive officers.

Name	Age	Position
Frederico Figueira de Chaves	42	Chairman and Director
John-Paul Backwell	45	Chief Executive Officer and Director
Carsten Kjems Falk	51	Interim Chief Financial Officer and Director
Sanjeeb Safir	53	Chief Operating Officer and Managing Director Middle East

Below is a brief description of the background and business experience of each of our current executive officers and directors.

Frederico Figueira de Chaves. Frederico Figueira de Chaves has served as the Chairman and a director of the Company since August 2025. Mr. Chaves has been Interim Chief Financial Officer of Fusion Fuel since January 2025, Chief Strategy Officer and Head of Hydrogen Solutions of Fusion Fuel since November 2024 and a director of Fusion Fuel since June 2020. Mr. Figueira de Chaves has also been Chief Executive Officer and a director of Bright Hydrogen Solutions Limited since February 2025. Mr. Figueira de Chaves was Chief Executive Officer of Fusion Fuel from June 2023 to November 2024. Mr. Figueira de Chaves was Chief Financial Officer of Fusion Fuel from June 2020 to June 2023. From January 2009 to 2019, Mr. Figueira de Chaves held a number of senior positions at UBS AG, including Asset Management Head of Sales Management & Marketing, Global Asset Management Head Wealth Management & Wealth Management Americas Distribution, Chief of Staff to Global Asset Management CEO & CEO Europe, the Middle East, and Africa (“EMEA”), and Chief of Staff to Group COO & CEO EMEA, and Business Manager of Group CEO Management Office. Mr. Figueira de Chaves holds a master’s degree in Economics from Edinburgh University. We believe that Mr. Figueira de Chaves is qualified to serve on the Board of Directors due to his experience in developing and running new business lines at UBS AG, his financial services background and network, and his knowledge of the Fusion Fuel strategy, business, and supply chain.

John-Paul Backwell. John-Paul Backwell has served as the Chief Executive Officer of the Company since October 2022 and as a director of the Company since August 2025. Mr. Backwell has been the Chief Executive Officer and a director of Fusion Fuel since November 2024 and has been the Chairman of Fusion Fuel since November 2025. Mr. Backwell was also a director and the Chief Executive Officer of Samsara Luggage, Inc. (OTCID: SAML). Mr. Backwell previously served as a director of FB Fire Technologies Ltd (FireBug) from November 2024 until January 2025. From July 2021 until January 2025, Mr. Backwell was Managing Director of Ilustrato. From February 2022 until January 2025, Mr. Backwell was a director of Emergency Response Technologies Inc. From May 2019 to June 2021, Mr. Backwell was a Non-Executive Director of ConnectNow. From September 2019 to June 2021, Mr. Backwell was the Managing Director of Detego Global. Mr. Backwell earned a Bachelor of Arts degree in English Language and Literature/Letters from Stellenbosch University. We believe that Mr. Backwell is qualified to serve on the Board of Directors due to my experience in the development and leadership of global teams, predominantly in the fields of manufacturing and technology, in a career spanning over 23 years.

Carsten Kjems Falk. Carsten Kjems Falk has served as the Interim Chief Financial Officer and a director of the Company since August 2025. Since June 2026, Mr. Falk has also served as Head of M&A of Fusion Fuel. From October 2022 to August 2025, Mr. Falk was the Chief Commercial Officer of the Company. From June 2022 to October 2024, Mr. Falk served as Chief Commercial Officer of Ilustrato. From September 2020 to October 2022, Mr. Falk was the Chief Executive Officer of the Company. From 2013 through 2019, Mr. Falk was Chief Executive Officer of Domino’s Pizza Denmark. Mr. Falk holds a Master of Arts in Educational Theory and Curriculum Studies: Mathematics from Aarhus University. We believe that Mr. Falk is qualified to serve on the Board of Directors due to his service to the Company in several senior executive roles since 2020 and extensive leadership experience across the SaaS, FMCG, and energy sectors.

Sanjeeb Safir. Sanjeeb Safir has served as the Chief Operating Officer of the Company since August 2025 and has been the Managing Director Middle East of the Company since September 2024. Since 2008, Mr. Safir has been the Managing Director of Al Shola Gas. Mr. Safir holds a Master of Business Administration in Marketing from The International University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2025 and prior fiscal years, except as follows: (1) Sanjeeb Safir failed to timely file a Form 3 with the SEC within ten days of his appointment as Managing Director Middle East effective September 2, 2024; (2) Sanjeeb Safir failed to timely file a Form 4 within two business days of receiving a grant of 1,000,000 shares of common stock on September 2, 2024; (3) Sanjeeb Safir failed to timely file a Form 4 within two business days of November 26, 2024, in connection with the transactions contemplated by the Fusion Fuel Acquisition Agreement, which provided, among other things, for the disposition of 1,000,000 shares of common stock by Mr. Safir; and (4) Frederico Figueira de Chaves failed to timely file a Form 3 with the SEC within ten days of his appointment as the Chairman of the Board of Directors and as a director of the Company effective August 28, 2025.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics and Business Conduct is filed as Exhibit 14.1 to this Annual Report.

Insider Trading Policy

Effective March 10, 2023, we adopted an Insider Trading Policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

Audit Committee Financial Expert

The Board of Directors has determined that the Company does not have an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

	Summary Compensation Table - Years Ended December 31, 2025, and 2024
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
John-Paul Backwell	2025	210,000	(1)	595,000	-		-	-		805,000
Chief Executive Officer	2024	35,000	(2)	-	36,500	(3)	-	-		71,500
Carsten Falk	2025	150,000	(4)	425,000	-		-	-	(5)	575,000
Interim Chief Financial Officer	2024	107,500	(6)	-	-		-	27,500	(7)(8)	135,000
Sanjeeb Safir	2025	120,000	(9)	-	-	(10)	-	-		120,000
Chief Operating Officer	2024	40,000	(9)	-	65,000	(11)	-	-		105,000

(1)	This amount does not include $35,000 accrued unpaid 2024 salary, which was paid in 2025.

(2)	This amount consists of $35,000 accrued unpaid 2024 salary, which was paid in 2025.

(3)	On May 14, 2024, John-Paul Backwell was granted 500,000 shares of common stock. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Note 8 to the Company’s financial statements beginning on page F-1 of this Annual Report.

(4)	This amount does not include 2024 salary amounting to $86,175, which was paid in 2025.

(5)	This amount does not include $27,500 accrued unpaid discretionary benefits, which were paid in 2025.

(6)	This amount consists of $107,500 accrued 2024 salary, of which $21,325 was paid in 2024 and the balance of $86,175 was paid in 2025.

(7)	This amount consists of $27,500 accrued unpaid discretionary benefits, which were paid in 2025.

(8)	Consisted of a discretionary benefits allowance for automobile, housing, health insurance, meals, or other personal expenses, with any unused amounts eligible to be carried forward and used in future years.

(9)	Sanjeeb Safir was entitled to an annual base salary of $120,000 as an employee of the Company commencing on September 2, 2024. ASG paid Mr. Safir’s salary during 2024 and 2025.

(10)	During 2025, Sanjeeb Safir was eligible to receive an annual long-term incentive equity award of at least 0.25% of total outstanding shares vesting over a 12-month period. However, Mr. Safir was not granted any equity awards in 2025.

(11)	On September 2, 2024, Sanjeeb Safir was granted 1,000,000 shares of common stock. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Note 8 to the Company’s financial statements beginning on page F-1 of this Annual Report.

Employment Agreements

John-Paul Backwell

Pursuant to an Executive Employment Agreement, dated November 14, 2023, between the Company and John-Paul Backwell (the “Backwell Employment Agreement”), Mr. Backwell will be entitled to an annual base salary of $420,000, subject to annual review by the Board of Directors; an uplist bonus equal to the base salary accrued from July 1, 2023 through the date that the Company’s common stock is listed on a national securities exchange; an annual target bonus opportunity equal to 100% of base salary plus stock options representing 1% of outstanding shares; and annual long-term incentive equity awards of at least 1% of total outstanding shares vesting over a 12-month period. Mr. Backwell will also be eligible for milestone-based equity awards, standard executive fringe benefits (including a corporate car, cellular telephone, health and disability insurance, and 401(k)), 30 days of paid vacation annually, and reimbursement of business expenses. Upon termination by the Company without cause or by Mr. Backwell for good reason, Mr. Backwell was entitled to a lump sum payment equal to two years of base salary, a pro-rated target bonus, and up to 18 months of COBRA premium reimbursement, subject to his execution of a release of claims. The Backwell Employment Agreement required Mr. Backwell to enter into the Company’s Employee Non-Compete Agreement as a condition of employment.

The Backwell Employment Agreement provides that the initial term under the agreement will commence on the first trading day of the Company’s common stock on a national securities exchange and end on June 30, 2024, and automatically renew for successive one-year periods unless either party provided at least 90 days’ prior written notice of non-renewal. Compensation rights will accrue on the first day that the term under the Backwell Employment Agreement commences.

On June 6, 2025, Mr. Backwell entered into that certain Contract of Employment, dated June 6, 2025, between Fusion Fuel and Mr. Backwell (the “Parent/Backwell Agreement”). Pursuant to the Parent/Backwell Agreement, effective June 1, 2025, Mr. Backwell agreed to use his best endeavors to promote the interests of Fusion Fuel, the Company, and all other subsidiaries of Fusion Fuel. Effective June 1, 2025, Mr. Backwell has been compensated by Fusion Fuel. The Company is not a party to the Parent/Backwell Agreement.

Carsten Falk

Pursuant to an Executive Employment Agreement, dated November 14, 2023, between the Company and Carsten Kjems Falk (the “Falk Employment Agreement”), Mr. Falk will be entitled to an annual base salary of $300,000, subject to annual review by the Board of Directors; an uplist bonus equal to the base salary accrued from July 1, 2023 through the date that the Company’s common stock is listed on a national securities exchange; an annual target bonus equal to 100% of base salary plus stock options representing 0.75% of outstanding shares; and annual long-term incentive equity awards of at least 0.75% of total outstanding shares vesting over a 12-month period. Mr. Falk will also be eligible for milestone-based equity awards, standard executive fringe benefits (including a corporate car, cellular telephone, health and disability insurance, and 401(k)), 30 days of paid vacation annually, and reimbursement of business expenses. Upon a termination by the Company without cause or by Mr. Falk for good reason, Mr. Falk will be entitled to a lump sum payment equal to two years of base salary, a pro-rated target bonus, and up to 18 months of COBRA premium reimbursement, subject to his execution of a release of claims. The Falk Employment Agreement required Mr. Falk to enter into the Company’s Employee Non-Compete Agreement as a condition of employment.

The Falk Employment Agreement provides that the initial term under the agreement will commence on the first trading day of the Company’s common stock on a national securities exchange and end on June 30, 2024, and automatically renew for successive one-year periods unless either party provided at least 90 days’ prior written notice of non-renewal. Compensation rights will accrue on the first day that the term under the Falk Employment Agreement commences.

On June 27, 2025, Mr. Falk entered into that certain Contract of Employment, dated June 27, 2025, between Fusion Fuel and Mr. Falk (the “Parent/Falk Agreement”). Pursuant to the Parent/Falk Agreement, effective July 1, 2025, Mr. Falk will act as Interim Chief Financial Officer of the Company and Head of Mergers and Acquisitions of Fusion Fuel. Effective July 1, 2025, Mr. Falk has been compensated by Fusion Fuel. The Company is not a party to the Parent/Falk Agreement.

Sanjeeb Safir

Pursuant to an Executive Employment Agreement, dated September 2, 2024, between the Company and Sanjeeb Safir (the “Safir Employment Agreement”), Mr. Safir will be entitled to an annual base salary of $120,000, subject to annual review by the Board of Directors; a sign-on bonus of 1,000,000 shares of common stock; an annual target bonus equal to 100% of base salary plus stock options representing 0.25% of outstanding shares; and annual long-term incentive equity awards of at least 0.25% of total outstanding shares vesting over a 12-month period. Mr. Safir will also be eligible for milestone-based equity awards, standard executive fringe benefits (including a corporate car, cellular telephone, and health and disability insurance), 30 days of paid vacation annually, and reimbursement of business expenses. The Safir Employment Agreement has an initial term commencing on September 2, 2024 through August 30, 2025, and automatically renews for successive one-year periods unless either party provides at least 90 days’ prior written notice of non-renewal. Upon a termination by the Company without cause or by Mr. Safir for good reason, Mr. Safir will be entitled to a lump sum payment equal to two years of base salary, a pro-rated target bonus, and up to 18 months of COBRA premium reimbursement, subject to his execution of a release of claims. The Safir Employment Agreement required Mr. Safir to enter into the Company’s Employee Non-Compete Agreement as a condition of employment.

Bonus Payments

During the fiscal year ended December 31, 2025, the Board of Directors awarded discretionary bonus payments of $595,000 and $425,000 to John-Paul Backwell and Carsten Falk, respectively. The awards were granted due to the Board’s determination that: (i) Mr. Backwell’s salary was significantly below market for his position in 2024 and no salary during 2023 and previous years, (ii) Mr. Falk’s salary was significantly below market for his position in 2024 and previous years and Mr. Falk waived salaries of $195,000 in previous years, (iii) each of Mr. Backwell and Mr. Falk had provided significant services in connection with the Company’s acquisition of a majority interest in Al Shola Gas during 2024, (iv) each of Mr. Backwell and Mr. Falk had provided significant services in connection with the Fusion Fuel Acquisition Agreement and related transactions in 2024, and (v) each of Mr. Backwell and Mr. Falk continue to perform full-time services in his position at both Fusion Fuel and the Company while receiving compensation from Fusion Fuel only, effective June 1, 2026 as to Mr. Backwell, under the Parent/Backwell Agreement, and effective July 1, 2026 as to Mr. Falk, under the Falk/Backwell Agreement, respectively.

Outstanding Equity Awards at Fiscal Year-End

The executive officers named above had no unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2025.

Compensation of Directors

The directors of the Company did not receive compensation for services in their capacity as directors during the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2026, by (i) each of our named executive officers, current executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 31, 2026, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

Unless otherwise specified, the address of each of the persons named in this table is c/o Quality Industrial Corp., 505 Montgomery Street, San Francisco, CA 94104.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership(1)
Frederico Figueira de Chaves, Chairman and Director	0	0%
John-Paul Backwell, Chief Executive Officer and Director	0	0%
Carsten Falk, Interim Chief Financial Officer and Director	0	0%
Sanjeeb Safir, Chief Operating Officer and Managing Director Middle East	0	0%
All executive officers and directors as a group (4 persons)	0	0%

Fusion Fuel Green PLC(2)	100,312,334	51.9%

(1)	Based on 193,266,631 shares of common stock issued and outstanding as of March 31, 2026.
(2)	The address of Fusion Fuel Green PLC is 9 Pembroke Street Upper, Dublin, D02 KR83, Ireland.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than as disclosed below or included in Item 11. Executive Compensation, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Fusion Fuel Green PLC Stock Purchase Agreement

Pursuant to a Stock Purchase Agreement, dated as of August 1, 2025, between Fusion Fuel and the Company, Fusion Fuel acquired 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $40,000.

Nicolas Link Employment Agreement

Pursuant to an Executive Director Employment Agreement, dated November 14, 2023, between the Company and Nicolas Link (“Link Employment Agreement”), Link was entitled to an annual base salary of $420,000, subject to annual review by the Board of Directors; an uplist bonus equal to the base salary accrued from July 1, 2023 through the date that the Company’s common stock is listed on a national securities exchange; an annual target bonus opportunity equal to 100% of base salary plus stock options representing 1% of outstanding shares; and annual long-term incentive equity awards of at least 1% of total outstanding shares vesting over a 12-month period. Link was also eligible for milestone-based equity awards, standard executive fringe benefits (including a corporate car, cellular telephone, health and disability insurance, and 401(k)), 30 days of paid vacation annually, and reimbursement of business expenses. Upon termination by the Company without cause or by Link for good reason, Link was entitled to a lump sum payment equal to two years of base salary, a pro-rated target bonus, and up to 18 months of COBRA premium reimbursement, subject to his execution of a release of claims. The Link Employment Agreement required Mr. Backwell to enter into the Company’s Employee Non-Compete Agreement as a condition of employment.

The Link Employment Agreement provided that the initial term under the agreement will commence on the first trading day of the Company’s common stock on a national securities exchange and end on June 30, 2024, and automatically renew for successive one-year periods unless either party provided at least 90 days’ prior written notice of non-renewal. Compensation rights will accrue on the first day that the term under the Link Employment Agreement commences.

The Link Employment Agreement was terminated on August 28, 2025, by mutual agreement, in connection with Link’s resignation from his positions with the Company on the same date.

Nicolas Link Settlement Agreement

On August 28, 2025, the Company entered into a Settlement Agreement and Release with Link, the former Chairman and director of the Company (the “Link Settlement Agreement”). Pursuant to the Link Settlement Agreement, Link resigned as Chairman and a director of the Company. The Company agreed to pay Link a total of $430,000 under the Link Settlement Agreement, which was equal to Link’s total unpaid accrued salary under the Link Employment Agreement (the “Link Settlement Amount”). The approximate dollar value of the amount involved in the transaction, and the approximate dollar value of Link’s interest in the transaction (computed without regard to profit or loss), is equal to the Link Settlement Amount.

The Link Settlement Agreement provides for an initial payment of $165,000 on or about August 28 or 29, 2025 (contingent upon Link’s resignation as Chairman and director), followed by a minimum quarterly payment of $75,000. The Link Settlement Agreement does not provide for the payment of any interest on pending or unpaid amounts. Upon full payment of the Link Settlement Amount, Link will release and discharge the Company and its officers, directors, and employees from any and all claims, demands, or causes of action relating to his accrued salary and service as Chairman and director.

During 2025, the Company paid Link a total of $243,000 in connection with the Link Settlement Agreement. As of March 31, 2026, the Company had paid Link an additional $47,000 in connection with the Link Settlement Agreement.

Nicolas Link 2025 Compensation

Prior to Link’s resignation and entry into the Link Settlement Agreement, the Company paid Link a total of $53,516 as 2025 salary under the Link Employment Agreement.

Louise Bennett Employment Agreement

Pursuant to an Executive Employment Agreement, dated November 14, 2023, between the Company and Louise Bennett (the “Bennett Employment Agreement”), Bennett was entitled to an annual base salary of $220,000, subject to annual review by the Board of Directors; an uplist bonus equal to the base salary accrued from July 1, 2023 through the date that the Company’s common stock is listed on a national securities exchange; an annual target bonus opportunity equal to 50% of base salary plus stock options representing 0.25% of outstanding shares; and annual long-term incentive equity awards of at least 0.25% of total outstanding shares vesting over a 12-month period. Bennett was also eligible for milestone-based equity awards, standard executive fringe benefits (including a corporate car, cellular telephone, health and disability insurance, and 401(k)), 30 days of paid vacation annually, and reimbursement of business expenses. Upon termination by the Company without cause or by Bennett for good reason, Bennett was entitled to a lump sum payment equal to two years of base salary, a pro-rated target bonus, and up to 18 months of COBRA premium reimbursement, subject to her execution of a release of claims. The Bennett Employment Agreement required Ms. Bennett to enter into the Company’s Employee Non-Compete Agreement as a condition of employment.

The Bennett Employment Agreement provided that the initial term under the agreement will commence on the first trading day of the Company’s common stock on a national securities exchange and end on June 30, 2024, and automatically renew for successive one-year periods unless either party provided at least 90 days’ prior written notice of non-renewal. Compensation rights will accrue on the first day that the term under the Bennett Employment Agreement commences.

Louise Bennett Settlement Agreement

On August 28, 2025, the Company entered into a Settlement Agreement and Release with Bennett, the former Chief Operating Officer of the Company (the “Bennett Settlement Agreement”). Pursuant to the Bennett Settlement Agreement, Bennett resigned as Chief Operating Officer of the Company. The Company agreed to pay Bennett a total of $110,000 under the Bennett Settlement Agreement, which was equal to Bennett’s total unpaid accrued salary (the “Bennett Settlement Amount”). The approximate dollar value of the amount involved in the transaction, and the approximate dollar value of Bennett’s interest in the transaction (computed without regard to profit or loss), is equal to the Bennett Settlement Amount.

The Bennett Settlement Agreement provides for an initial payment of $50,000 on or about August 28 or 29, 2025 (contingent upon Bennett’s resignation as Chief Operating Officer), followed by a minimum quarterly payment of $30,000. The Bennett Settlement Agreement does not provide for the payment of any interest on pending or unpaid amounts. Upon full payment of the Bennett Settlement Amount, Bennett will release and discharge the Company and its officers, directors, and employees from any and all claims, demands, or causes of action relating to her accrued salary and service as Chief Operating Officer.

During 2025, the Company paid Bennett a total of $80,000 in connection with the Bennett Settlement Agreement. As of March 31, 2026, the Company had paid Bennett an additional $20,000 in connection with the Bennett Settlement Agreement.

Louise Bennett 2025 Compensation

Prior to Bennett’s resignation and entry into the Bennett Settlement Agreement, the Company paid Bennett a total of $13,300 as 2025 salary under the Bennett Employment Agreement.

Asset Purchase Agreement with Ilustrato Pictures International Inc.

On June 21, 2024, the Company entered into an Asset Purchase Agreement (the “Ilustrato Asset Purchase Agreement”) with Ilustrato. Ilustrato is a former majority shareholder, and Nicolas Link, the former Chairman and a former director of the Company, is considered to have control over Ilustrato. Pursuant to the Ilustrato Asset Purchase Agreement, Ilustrato agreed to purchase from the Company certain long-term investments valued at $1,500,000 (the “Quality International-Related Assets”). The Quality International-Related Assets consist of long-term investments that were originally made by the Company in connection with a Share Purchase Agreement, dated as of January 18, 2023, as amended on July 27, 2023 (the “Quality International Purchase Agreement”), among the Company, Gerab National Enterprises LLC and Saseendran Kodapully Ramakrishnan to purchase 52% of the shares of Quality International Co Ltd FZC, a freezone company established under the rules and regulations of the Hamriyah Free Zone Authority and the Laws of the United Arab Emirates (“Quality International”). The Quality International Purchase Agreement was subsequently terminated. The approximate dollar value of Link’s interest in the Ilustrato Asset Purchase Agreement is $1,500,000, computed without regard to profit or loss or any non-controlling interest of Ilustrato. As of December 31, 2025, no part of the purchase price under the Ilustrato Asset Purchase Agreement had been paid by Ilustrato to the Company.

May 21, 2024, Convertible Note Issued to Jefferson Street Capital LLC, Guaranteed by Ilustrato Pictures International Inc.

On May 21, 2024, the Company entered into a Securities Purchase Agreement (the “Jefferson Street Purchase Agreement”) with Jefferson Street, pursuant to which the Company issued and sold to Jefferson Street a Convertible Promissory Note (the “May 2024 Note”) in the aggregate principal amount of $71,500.00, for an aggregate purchase price of $65,000.00. As additional consideration, the Company issued 500,000 shares of common stock to Jefferson Street. Ilustrato, which owned 61% of the Company’s outstanding shares of common stock, entered into the Jefferson Street Purchase Agreement as a guarantor of the Company’s obligations under the May 2024 Note. Link, the former Chairman and a former director of the Company, is considered to have control over Ilustrato.

The May 2024 Note bears interest at 10% per annum (with default interest at 15% per annum), with equal consecutive monthly payments commencing five months from the issue date, with a final maturity date of February 21, 2025. Upon certain events of default, the May 2024 Note becomes immediately due and payable at 150% of the outstanding amount; upon other specified events, at 200% of the outstanding amount. The holder has the right, from the date of the May 2024 Note through the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount into shares of our common stock at a fixed conversion price of $0.03 per share, subject to equitable adjustments for stock splits, stock dividends, rights offerings, combinations, recapitalizations, reclassifications, extraordinary distributions, and similar events, and further subject to anti-dilution adjustment in the event of a dilutive issuance at a lower price. In no event may the holder convert any portion of the May 2024 Note if, after giving effect to the conversion, the holder and its affiliates would beneficially own more than 4.99% of our outstanding common stock, and this limitation may not be waived. $1,500 will be added to principal under the May 2024 Note for each conversion.

During the fiscal year ended December 31, 2024, the following conversions of the May 2024 Note occurred:

●	On July 9, 2024, the Company issued 884,365 shares of common stock to Jefferson Street for the conversion of $25,000 of principal and $1,500 of conversion fees;
●	on August 9, 2024, the Company issued 884,365 shares of common stock to Jefferson Street for the conversion of $25,000 of principal and $1,500 of conversion fees;
●	on September 24, 2024, the Company issued 884,365 shares of common stock to Jefferson Street for the conversion of $25,000 of principal and $1,500 of conversion fees;
●	on October 22, 2024, the Company issued 1,092,118 shares of common stock to Jefferson Street for the conversion of $10,000 of principal and $1,500 of conversion fees; and
●	on November 20, 2024, the Company issued 4,890,788 shares of our common stock to Jefferson Street Capital LLC for the conversion of $35,000 of principal together with $15,000.00 of accrued and unpaid interest thereto, $0.00 in default principal and $1,500.00 in fees, totaling $51,500.

During the fiscal year ended December 31, 2025, the following conversions of the May 2024 Note occurred:

●	On June 5, 2025, the Company issued 3,019,662 shares of common stock to Jefferson Street for the conversion of $20,000 of principal and $1,500 of conversion fees; and
●	on July 22, 2025, the Company issued 3,230,337 shares of common stock to Jefferson Street for the conversion of $21,500 of principal and $1,500 of conversion fees.

The Company has not repaid any amount outstanding under the May 2024 Note in cash.

On January 12, 2026, the Company issued 5,655,811 shares of common stock to Jefferson Street for the conversion of $0.00 principal, $1,500.00 of accrued regular interest, $37,269.38 in default principal, $1,500.00 in fees, totaling $40,269.38, under the May 2024 Note.

As of December 31, 2025, the total balance remaining under the May 2024 Note was $54,795. As of March 31, 2026, a total of $16,790 remained outstanding under the May 2024 Note.

As of March 31, 2026, the approximate dollar value of Link’s interest in the May 2024 Note was $16,790, computed without regard to profit or loss or any non-controlling interest of Ilustrato. As of March 31, 2026, no part of the purchase price under the Ilustrato Asset Purchase Agreement had been paid by Ilustrato to the Company.

Intercompany Loan Agreement with Ilustrato Pictures International, Inc.

As of December 31, 2025, and December 31, 2024, the Company had amounts due from Ilustrato of $493,525 and $1,979,772, respectively. Ilustrato is a former majority shareholder, and Nicolas Link, the former Chairman and a former director of the Company, is considered to have control over Ilustrato.

The amounts owed resulted from advances made by the Company at the request of Ilustrato pursuant to an Intercompany Loan Agreement, dated as of June 15, 2022 (the “Intercompany Loan Agreement”), between Ilustrato and the Company, which provided for a revolving credit facility in an aggregate principal amount of up to $1,000,000, with individual advances of up to $100,000 per request, to fund working capital and other corporate purposes. Outstanding principal under the Intercompany Loan Agreement accrues simple interest at 1% per annum, with all amounts due on the termination date or upon an event of default. Advances are unsecured and funded within five business days of a written request. The Intercompany Loan Agreement has an initial one-year term with automatic successive one-year renewals unless either party provides 30 days’ prior written notice of termination. Events of default include failure to pay, change of control, bankruptcy, insolvency, material misrepresentation, and breach of covenants. Either party may prepay the balance at any time without penalty.

Since January 1, 2024, the largest aggregate amount owed by Ilustrato outstanding under the Intercompany Loan Agreement was $510,205. Since January 1, 2024, the aggregate amount of principal and interest paid by Ilustrato under the Intercompany Loan Agreement was $16,680 and $0, respectively. As of March 24, 2026, the outstanding balance owed by Ilustrato under the Intercompany Loan Agreement was $493,525. As of March 24, 2026, the approximate dollar value of Nicolas Link’s interest in the Intercompany Loan Agreement was equal to $493,525, computed without regard to profit or loss or any non-controlling interest of Ilustrato.

As of March 24, 2026, the outstanding balance owed by the Company under the Intercompany Loan Agreement was $0. Since January 1, 2024, the largest aggregate amount owed by the Company outstanding under the Intercompany Loan Agreement was $0. Since January 1, 2024, the aggregate amount of principal and interest paid by the Company under the Intercompany Loan Agreement was $0 and $0, respectively.

Director Independence

We use the definition of “independence” of The Nasdaq Stock Market LLC Rules (the “Nasdaq Listing Rules”) to make the determination whether a director is an “independent director” set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. None of our directors has been determined to meet this definition of “independent director”.

We may be deemed to meet the definition of a “Controlled Company” under Rule 5615(a)(7)(A) of the Nasdaq Listing Rules. Under Rule 5615(a)(7)(B) of the Nasdaq Listing Rules, as a Controlled Company, we may be exempt from the requirements under the Nasdaq Listing Rules to have a board of directors comprised of a majority of independent directors; to have a Compensation Committee that meets certain requirements; and that director nominations be made solely by a majority of directors that meet the definition of “independent director” set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules or a nominations committee comprised solely of such independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed to the Company by Bush & Associates CPA LLC, the Company’s principal registered public accounting firm performing services in connection with engagements for which independence is required (the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

Fees	2025	2024
Audit Fees	$111,000	$62,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$111,000	$62,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2025 and 2024 fiscal years.

Audit-related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

Our Board of Directors must pre-approve all services provided and fees earned by the Company’s principal accountant.

The Company’s principal accountant did not provide, and the Board of Directors did not approve, any services that would have been described under “—Tax Fees”, “—Audit-Related Fees”, or “—All Other Fees” above for either of the last two fiscal years.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or notes thereto.

(3)	Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits

Exhibit	Exhibit Name
2.1*	Agreement and Plan of Merger, dated April 16, 2019, among Wikisoft Corp., Wikisoft Corp., and Wikisoft Acquisition Corp. (incorporated by reference to Exhibit 3.6 to the Form 10 filed with the SEC on January 6, 2021)
2.2*	Agreement and Plan of Merger, dated March 19, 2020, between Wikisoft Corp. and Wikisoft Corp., (incorporated by reference to Exhibit 3.7 to the Form 10 filed with the SEC on January 6, 2021)
2.3*	Share Purchase Agreement, dated January 18, 2023, among Quality Industrial Corp., Gerab National Enterprises LLC, and Mr. Saseendran Kodapully Ramakrishnan (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 18, 2023)
2.4*	Amendment No. 1 to the Share Purchase Agreement, dated as of July 31, 2023, by and between Quality Industrial Corp., Gerab National Enterprises LLC, and Mr. Saseendran Kodapully Ramakrishnan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2023)
2.5*	Share Purchase Agreement, dated March 27, 2024, between Quality Industrial Corp. and Al Shola Al Modea Gas Distribution L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024)
2.6*	Amendment Agreement in respect of the Share Purchase Agreement dated 27 March 2024, dated April 8, 2025, among Quality Industrial Corp., Al Shola Al Modea Gas Distribution L.L.C., Mr. Sanjeeb Safir, Mr. Safir Ahammed, and Mr. Mohamed Hilal Saeed Muroushad Almheiri (incorporated by reference to Exhibit 2.8 to the Annual Report on Form 10-K filed with the SEC on April 28, 2025)
3.1*	Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on October 5, 2011 (incorporated by reference to Exhibit 3.1 to the Form 1-A filed with the SEC on July 1, 2020)
3.2*	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of the State of Nevada on March 22, 2018 (incorporated by reference to Exhibit 3.2 to the Form 1-A filed with the SEC on July 1, 2020.)
3.3*	Certificate of Ownership and Merger, filed with the Secretary of State of the State of Delaware on March 25, 2020 (incorporated by reference to Exhibit 3.3 of the Form 1-A filed with the SEC on July 1, 2020.)
3.4*	Articles of Merger, filed with the Secretary of State of the State of Nevada on March 25, 2020 (incorporated by reference to Exhibit 3.4 to the Form 1-A filed with the SEC on July 1, 2020)
3.5*	Articles of Merger, filed with the Secretary of State of the State of Nevada on June 27, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2022)
3.6*	Bylaws, dated June 24, 2020 (incorporated by reference to Exhibit 3.5 of the Form 1-A filed with the SEC on July 1, 2020)
4.1*	Certificate of Designation of Series A Preferred Stock, par value $0.001, filed with the Secretary of State of the State of Nevada on April 4, 2018 (incorporated by reference to Exhibit 4.1 to the Form 10 filed with the SEC on January 6, 2021)
4.2*	Convertible Promissory Note, dated August 3, 2022, issued by Quality Industrial Corp. (f/k/a Wikisoft Corp.) to RB Capital Partners Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2022)
4.3*	Convertible Promissory Note, dated March 17, 2023, issued by Quality Industrial Corp. to RB Capital Partners Inc. (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023)
4.4*	Warrant To Purchase Common Stock of Quality Industrial Corp., dated April 19, 2023, issued by Quality Industrial Corp. to Exchange Listing LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)
4.5*	Common Stock Purchase Warrant, dated May 23, 2023, issued by Quality Industrial Corp. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)
4.6*	Convertible Promissory Note, dated May 23, 2023, issued by Quality Industrial Corp. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)
4.7*	Convertible Promissory Note, dated June 16, 2023, issued by Quality Industrial Corp. to Sky Holdings Ltd (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023)
4.8*	Convertible Promissory Note, dated December 20, 2023, issued by Quality Industrial Corp. to Sean Levi (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed with the SEC on April 8, 2024)

4.9*	Convertible Promissory Note, dated February 6, 2024, issued by Quality Industrial Corp. to Exchange Listing, LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed with the SEC on April 8, 2024)
4.10*	Convertible Promissory Note, dated May 21, 2024, issued by Quality Industrial Corp. to Jefferson Street Capital LLC, with Ilustrato Pictures International Inc. as guarantor (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
4.11*	Addendum, dated May 16, 2024, Amending Convertible Promissory Note, dated June 16, 2023, issued by Quality Industrial Corp. to Sky Holdings Ltd (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
4.12*	Certificate of Designation of Series B Convertible Preferred Stock, par value $0.001 per share, filed with the Secretary of State of the State of Nevada on September 23, 2024 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2024)
4.13**	Senior Secured Note, dated September 20, 2024, issued by Quality Industrial Corp. to J.J. Astor & Co.
4.14**	Description of securities of Quality Industrial Corp.
10.1*	Short-Term Loan Agreement, dated July 27, 2023, with Mahavir Investments Limited (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1/A filed with the SEC on December 7, 2023)
10.2*	Securities Purchase Agreement, dated May 21, 2024, among Quality Industrial Corp., Ilustrato Pictures International Inc., and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
10.3*	Guarantee & Indemnity Agreement dated as of August 21, 2023, by and between Quality Industrial Corp., Ilustrato Pictures International Inc., Quality International Co Ltd FZC, Mr. Saseendran Kodapully Ramakrishnan and Artelliq Software Trading (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 25, 2023)
10.4*	Loan Agreement, dated September 20, 2024, between J.J. Astor & Co. and Quality Industrial Corp. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 19, 2024)
10.5**	Subsidiary Guarantee, dated as of September 20, 2024, between Al Shola Al Modea Gas Distribution L.L.C. and Quality Industrial Corp.
10.6**	Pledge and Security Agreement, dated as of September 20, 2024, among Al Shola Al Modea Gas Distribution L.L.C., Quality Industrial Corp. and J.J. Astor & Co.
10.7**	Registration Rights Agreement, dated as of September 20, 2024, between Quality Industrial Corp. and J.J. Astor & Co.
10.8**	Covenant Compliance Guaranty Agreement, dated as of September 20, 2024, by John-Paul Backwell
10.9**	Renewal Contract, dated May 10, 2025, between Al Shola Al Modea Gas Distribution L.L.C. and Dubai International Real Estate
10.10**	Digital Lease Contract No. 9877, dated May 7, 2025, between Dubai Real Estate Corporation and Al Shola Al Modea Gas Distribution L.L.C.
10.11**	Digital Lease Contract No. 1735, dated March 18, 2025, between Dubai Real Estate Corporation and Al Shola Al Modea Gas Distribution L.L.C.
10.12**	Tenancy Contract Information Registration Certificate (Sub-Lease) among Dubai Real Estate Corporation, Al Tatweer Contracting L.L.C., and Al Shola Al Modea Gas Distribution L.L.C.
10.13**	Digital Lease Contract No. 8421, dated August 7, 2025, between Dubai Real Estate Corporation and Al Shola Al Modea Gas Distribution L.L.C.
10.14*	Employment Agreement, dated September 2, 2024, between Quality Industrial Corp. and Sanjeeb Safir (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 4, 2025)
10.15**	Sub-Lease Agreement, dated January 7, 2026, between Breeze Business Center L.L.C. and Al Shola Al Modea Gas Distribution L.L.C.
10.16*	Stock Purchase Agreement, dated August 1, 2025, between Quality Industrial Corp. and Fusion Fuel Green PLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025)
10.17*	Stock Purchase Agreement, dated October 21, 2025, between Quality Industrial Corp. and Safeguard Investment LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025)
10.18**	Settlement Agreement and Release, dated as of August 28, 2025, between Quality Industrial Corp. and Nicolas Link
10.19**	Settlement Agreement and Release, dated as of August 28, 2025, between Quality Industrial Corp. and Louise Bennett
10.20**	Settlement and Release Agreement, dated as of September 2025, between Lucosky Brookman LLP and Quality Industrial Corp.
10.21**	Intercompany Loan Agreement, dated as of June 15, 2022, between Ilustrato Pictures International Inc. and Quality Industrial Corp. (f/k/a WikiSoft Corp.)

10.22*	Asset Purchase Agreement, dated as of June 21, 2024, between Ilustrato Pictures International Inc. and Quality Industrial Corp. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024)
10.23*	Stock Purchase Agreement, dated as of November 18, 2024, among Fusion Fuel Green PLC, Quality Industrial Corp., Ilustrato Pictures International Inc., and certain stockholders of Quality Industrial Corp. (incorporated by reference to Exhibit 2.1 to Report on Form 6-K/A filed by Fusion Fuel Green PLC on March 10, 2025)
14.1**	Code of Ethics and Business Conduct, dated March 23, 2026
19.1*	Insider Trading Policy, dated March 10, 2023 (incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K filed with the SEC on March 31, 2023)
21.1**	List of Subsidiaries of Quality Industrial Corp.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Quality Industrial Corp.

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Quality Industrial Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

March 31, 2026

PCAOB ID Number 6797

9555 S. Eastern Avenue, Suite 280, Las Vegas, NV 89123 ● 702.703.5979 ● www.bushandassociatescpas.com

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2025 Audited	December 31, 2024 Audited
ASSETS
Current Assets
Cash and Cash Equivalents	$426,585	$225,582
Inventory	201,153	1,224,309
Accounts Receivable	5,307,371	3,205,961
Deposits, Prepayments & Advances	610,279	810,765
Other Current Assets	493,525	2,000,000
Total Current Assets	7,038,913	7,466,617

Non-Current Assets
Property, Plant and Equipment	499,288	49,115
Right-of-Use Assets	370,285	202,680
Goodwill	8,411,100	8,411,100
Related Party Receivables	-	1,979,772
Advances for Purchase of Property, Plant and Equipment	299,785	-
Total Non-current Assets	9,580,458	10,642,667
Total Assets	$16,619,371	$18,109,284
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$1,158,471	$2,116,876
Related Party Payables	4,427,537	-
Lease Operating Liabilities	154,040	80,950
Convertible Notes, net of discount	2,066,056	2,584,054
Other payables - current	7,965,456	5,777,920
Other Current Liabilities	981,812	663,827
Total Current Liabilities	16,753,372	11,223,627

Non-Current Liabilities
Lease Operating Non-Current Portion	230,032	132,741
Other payables – long-term	1,320,183	4,756,024
Total Long-Term Liabilities	1,550,215	4,888,765
Total Liabilities	18,303,587	16,112,392
Stockholders’ Equity (Deficit)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 8,500 and 20,000 Series B shares issued and outstanding as of as of Dec 31, 2025, and December 31, 2024, respectively	9	20
Common stock; $0.001 par value; 200,000,000 shares authorized; 179,110,820 and 126,642,689 shares issued and outstanding as of Dec 31, 2025, and December 31, 2024, respectively	179,113	126,645
Additional paid-in capital	18,465,526	18,046,911
Retained Earnings/ accumulated Deficit	(22,670,845)	(17,226,549)
Noncontrolling interest	2,341,981	1,049,865
Total stockholders’ Equity (Deficit)	(1,684,216)	1,996,892
Total liabilities and stockholders’ Equity (Deficit)	$16,619,371	$18,109,284

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	December 31, 2025 Audited	December 31, 2024 Audited
Revenue	$16,307,787	$11,177,567

Cost of revenues	11,519,007	7,214,304

Gross profit	4,788,780	3,963,263

Operating expenses
Professional fees	226,335	849,925
General and administrative	4,874,028	2,298,897
Depreciation and Amortization	145,195	116,186
Total operating expenses	5,245,558	3,265,008

Income (loss) from operations	(456,778)	698,255

Other (income) expenses
Interest expense	82,400	94,688
Interest on Convertible Notes	600,953	217,226
Commitment and Conversion Fees	25,500	233,500
Discount on Convertible Notes	92,304	157,341
Loss on Cash Write-Off	2,388	-
Other non-operating expenses - write-off-assets	3,500,000	-
Other Income – Credit Card Fees	(3,081)	-
Other Non - Operating Income	(318,706)	(427,554)
Total other (income) expense, net	3,981,758	275,201

Net Income (Loss) Before Provision for Income Taxes	(4,438,536)	423,054

Corporate Income Tax	165,109	156,274

Net Income (Loss)	(4,603,645)	266,780
Less: net income attributable to noncontrolling interest	840,651	789,797
Net income (loss) attributable to QIND stockholders	$(5,444,296)	$(523,017)

Weighted average common shares outstanding	157,405,562	128,571,466

Net income (loss) per common share - basic and diluted	(0.03)	(0.00)

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the year Ended December 31, 2025

	Preferred Stock A		Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2024	-	-	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892
Issuance of shares of common stock for Cash	-	-	-	-	2,000,000	2,000	-	-	38,000	-	40,000
Issuance of shares of common stock for services	-	-	-	-	-	-	-	-	-	-	-
Issuance of shares as a commitment fee	-	-	-	-	-	-	-	-	-	-	-
Issued shares from conversion of convertible note	-	-	-	-	40,468,131	40,468	-	-	420,604	-	461,072
Share buyback	-	-	-	-	(1,500,000)	(1,500)	-	-	(28,500)	-	(30,000)
Common Stock Converted to Prefer B stock	-	-	-	-	-	-	-	-	-	-	-
Common stock issued as staff compensation	-	-	-	-	-	-	-	-	-	-	-
Prefer B stock Converted to Common Stock	-	-	(11,500)	(11)	11,500,000	11,500	-	-	(11,489)	-	-
Minority Interest								451,465			451,465
Income for the year								840,651		(5,444,296)	(4,603,645)

Total Shareholders’ Equity as of December 31, 2025	-	-	8,500	9	179,110,820	179,113	-	2,341,981	18,465,526	(22,670,845)	(1,684,216)

For the year Ended December 31, 2024

	Preferred Stock A		Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2023	-	-	-	-	127,129,694	127,132	-	-	17,319,899	(16,703,532)	743,499
Issuance of shares of common stock for Cash	-	-	-	-	1,000,000	1,000	-	-	29,000	-	30,000
Issuance of shares of common stock for services	-	-	-	-	650,000	650	-	-	44,975	-	45,625
Issuance of shares as a commitment fee	-	-	-	-	3,000,000	3,000	-	-	208,676	-	211,676
Issued shares from conversion of convertible note	-	-	-	-	13,842,995	13,844	-	-	373,402	-	387,246
Share buyback	-	-	-	-	(480,000)	(480)	-	-	(47,520)	-	(48,000)
Common Stock Converted to Prefer B stock	-	-	20,000	20	(20,000,000)	(20,000)	-	-	19,980	-	-
Common stock issued as staff compensation	-	-	-	-	1,500,000	1,500	-	-	98,500	-	100,000
Minority Interest	-	-	-	-	-	-	-	260,068	-		260,068
Income for the year	-	-	-	-	-	-	-	789,797	-	(523,017)	266,780

Total Shareholders’ Equity as of	-	-	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892

The accompanying notes are an integral part of these audited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	December 31, 2025	December 31, 2024
Cash flows from operating activities
(Loss) income for the period	(4,603,645)	266,780

Adjustment to reconcile net gain (loss) to net cash
Finance cost	583,658	311,914
Non-cash stock compensation expense	-	100,000
Stock issued for services	-	45,625
Conversion fees	25,500	-
Other non operating expenses - write-off assets	3,500,000	-
Commitment fees	-	211,676
Corporate income tax expense	165,109	156,274
Depreciation and amortization	145,195	116,186
Other non - operating income	(318,706)	(427,554)
Discount on convertible notes	92,304	157,341
Changes in assets and liabilities, net
Inventory	613,448	181,922
Accounts receivable	(2,101,410)	(506,135)
Deposits, prepayments & advances	200,486	(259,177)
Related party receivables	-	(146,639)
Other current assets	(46,753)	-
Accounts payable	(639,699)	1,260,906
Lease operating liabilities	(105,195)	(45,972)
Other payables - current	(12,229)	(272,140)
Other payables - non current	(7,237)	(86,208)
Other current liabilities	(78,760)	90,047
Net cash (used in) / provided by operating activities	(2,587,934)	1,154,846

Cash flows from investing activities
Addition of fixed assets	(77,685)	(5,636)
Advances for purchase of property, plant and equipment	(299,785)	-
Purchase consideration paid	(1,000,000)	-
Net cash used in investing activities	(1,377,470)	(5,636)

Cash flows from financing activities

Proceeds from issuance of common stock	40,000	30,000
Buyback of shares	(30,000)	-
Fund support from holding company	4,427,537	-
Repayment of bank borrowings - ASG	(228,840)	-
Proceeds/(repayment) of convertible note, net	(493,755)	503,848
Finance cost	-	(185,951)
Changes in non-controlling interest	451,465	(1,274,017)
Net cash provided / (used in) financing activities	4,166,407	(926,120)
Net increase in cash and cash equivalents	201,003	223,090
Cash and cash equivalents at the beginning of the year	225,582	2,492
Cash and cash equivalents at end of the year	426,585	225,582

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

On March 27, 2024, the Company signed a definitive Share Purchase Agreement with Al Shola Al Modea Gas LLC (“ASG”). ASG is an Engineering and Distribution Company in the LPG Industry in the UAE and was established in 1980. The company are one of the leading suppliers & contractors of LPG centralized pipeline systems. ASG has been consolidated since its acquisition on March 27, 2024.

On April 8, 2025, the Company signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of ASG. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024. The foregoing description of the Amended Share Purchase Agreement is not complete and is qualified in its entirety and filed as an exhibit to this form 10-K.

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

To facilitate Mr. Safir’s appointment, Mrs. Louise Bennett resigned from her position as COO, effective immediately. The resignation was not the result of any disagreement with the Company, its operations, or policies. Pursuant to a pre-agreed arrangement, the Company has agreed to pay Mrs. Bennett approximately $120,000 in accordance with a defined payment schedule.

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

In connection with Mr. Chaves’s appointment, Mr. Nicolas Link resigned as Chairman of the Board and Director of the Company, effective immediately. The resignation was not the result of any disagreement with the Company, its management, operations, policies, or practices. Pursuant to a pre-agreed arrangement, the Company has agreed to pay Mr. Link approximately $430,000 over a defined payment schedule.

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

Company’s authorized shares increased

On January 20, 2026, the Board of Directors of Quality Industrial Corp. and Fusion Fuel Green PLC, the Company’s majority stockholder holding approximately 53.5% of the Company’s voting power, approved an amendment to the Company’s Articles of Incorporation. The amendment increased the Company’s authorized share capital from 200,000,000 shares of common stock, par value $0.001 per share, to 450,000,000 shares of common stock. The increase had effect on February 25, 2026. The number of authorized shares of preferred stock was not affected by the amendment.

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

Inventories

During fiscal year 2025, the Company evaluated the classification of its LPG cylinders under ASC 330 and ASC 360 based on their intended use, ownership, and expected use over multiple reporting periods. This evaluation was performed in connection with changes in operational procedures. Based on this assessment, the Company determined that the LPG cylinders represent long-lived assets used in operations and, accordingly, transferred LPG cylinders with a carrying value of $409,708 from inventory to property, plant and equipment to better reflect their nature and use in the business. This transfer reflects a change in classification resulting from procedural changes and does not represent a change in accounting principle or the correction of an error.

Property, Plant & Equipment

Property, Plant and Equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. The estimated useful lives are as follows:

Property, Plant and Equipment	Years
Machinery & Cylinders	5 – 20
Vehicles	5 – 10
Furniture, Fixtures & Office Equipment	3 – 5
LPG Cylinders	5 – 20

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

LPG Cylinders

During fiscal year 2025, the Company evaluated the classification of its LPG cylinders under ASC 330 and ASC 360 based on their intended use, ownership, and expected use over multiple reporting periods. This evaluation was performed in connection with changes in operational procedures. Based on this assessment, the Company determined that the LPG cylinders represent long-lived assets used in operations and, accordingly, transferred LPG cylinders with a carrying value of $409,708 from inventory to property, plant and equipment to better reflect their nature and use in the business. This transfer reflects a change in classification resulting from procedural changes and does not represent a change in accounting principle or the correction of an error.

Beginning in fiscal year 2026, the LPG cylinders are depreciated on a straight-line basis over an estimated useful life of 20 years.

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

Deposits & Advances Details	December 31, 2025	December 31, 2024
Project Job Refundable Security Deposit Against Project Performances	309,591	462,180
DEWA Office	545	545
Emarat General Petroleum Corporation LLC	13,624	13,624
WASL Land	5,450	5,450
Dubai Properties	34,060	34,060
Dubai Real Estate Corporation	6,812	6,812
DIRE Land	6,812	6,812
Emirates Gas LLC	13,624	13,624
Energy Tech	8,937	8,937
Al Nabbah Real Estate	360	-
Total	399,815	552,044

Prepaid Expenses	December 31, 2025	December 31, 2024
Hamsah Office Rent	3,659	5,714
Store Rent	3,032	3,145
Insurance	49,936	8,500
Accommodation Rent	8,248	6,669
DCD License	242	277
Trade License	3,041	1,037
Visa Cost	39,888	45,130
	108,046	70,472
Other Pre Payments
Aiwa Energy	81,744	81,744
Aiko Mall	20,436	81,744
Aswaaq Shopping Mall	238	24,761
	102,418	188,249
Total	210,464	258,721

Total Deposits, Prepayments &Advances	610,279	810,765

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas amounting to $132,748 as of December 31, 2025, are provided to employees, in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.

Employee end of service benefits Al Shola Gas	December 31, 2025	December 31, 2024
Balance at Beginning	139,985	154,261
Add: charge for the period	21,568	93,337
Less: Settlement for the period	(28,805)	(107,613)
Balance at the end of the period	132,748	139,985

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

The principal activity of the Company is through our operating subsidiary, ASG, we provide comprehensive solutions for the LPG industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Revenue from contracts with customers is recognized when control of the goods or services are transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The company has applied the five-step approach below and has generally concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

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

Particulars	Year Ended December 31, 2025 (audited)	Year Ended December 31, 2024 (audited)
Basic and diluted EPS*
Numerator
Net income/(loss)	(4,603,645)	266,780
Net Income attributable to common stockholders	(5,444,296)	(523,017)
Denominator
Weighted average common shares outstanding	157,405,562	128,571,466
Weighted-average number of common shares used for basic and diluted EPS.	157,405,562	128,571,466
Basic and diluted EPS*	(0.03)	(0.00)

*	Potential common shares from warrants and convertible preferred stock were excluded from diluted EPS because the Company incurred net losses for the periods presented.

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

Reclassification

Certain prior-period amounts have been reclassified in accordance with ASC 205 to conform to the current-period presentation, including the reclassification of retirement benefits from current liabilities to Other payables – non-current, the presentation of depreciation as a separate line item within operating expenses, and the reclassification of a $15,000 conversion fee from general and administrative expenses to non-operating expenses under Commitment and Conversion Fees. In addition, a prior-period presentation error of $7,898 related to depreciation of right-of-use assets was corrected in the cash flow statement. These changes had no impact on previously reported net income, total assets, total liabilities, equity, or net cash flows.

During the year ended December 31, 2025, the Company reclassified Employee End of Service Benefits previously presented within Other current liabilities to Other payables – non-current in the Consolidated Statements of Financial Position. Management determined this reclassification was appropriate to reflect the expected timing of settlement of the obligation, consistent with the classification guidance under ASC 210, Balance Sheet.

In addition, in accordance with ASC 230, Statement of Cash Flows, the Company reclassified interest paid from financing activities to operating activities in the Consolidated Statements of Cash Flows. This change was made to align the classification of cash payments for interest with U.S. GAAP presentation requirements.

For the fiscal year 2025, the Company revised the presentation of commercial discounts granted to customers. Historically, revenue was recorded at the government-regulated gross selling price of cylinders, and customer discounts were presented within operating expenses as “Sales Discount.”

Under ASC 606, Revenue from Contracts with Customers, discounts granted to customers are considered variable consideration and are required to be reflected as a reduction of the transaction price. Accordingly, effective January 1, 2025, the Company reclassified sales discounts of USD 45,994 from operating expenses to a reduction of revenue, thereby presenting revenue on a net basis.

This change in presentation did not affect net income, operating income, total assets, liabilities, or stockholders’ equity for any period presented. Prior period amounts, including fiscal year 2024 of $34,197 have not been adjusted, as the impact of the reclassification was not material.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were $426,585 and $225,582 in cash and cash equivalents as of December 31, 2025, and December 31, 2024, respectively.

	December 31, 2025	December 31, 2024
Cash and Cash Equivalents
Cash in hand	278,133	122,432
Cash at bank	148,452	103,150
Total	$426,585	$225,582

Accounts Receivables

Accounts receivable arise from our subsidiary Al Shola Gas consolidated as of December 31, 2025. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project milestone is completed, and approvals are obtained, or after the goods or services are transferred and according to the payment terms with the customer. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience.

Accounts Receivables Ageing Al Shola Gas	December 31, 2025	December 31, 2024
1-30 days	1,653,097	992,416
31-60 days	1,235,778	595,763
61-90 days	895,583	609,407
+90 days	1,522,913	1,008,375
Total	5,307,371	3,205,961

Other Current Assets

As of December 31, 2025, and December 31, 2024, the Company reported Other Current Assets of $493,525 and $2,000,000, respectively. The $493,525 balance represents an amount due from Ilustrato Pictures International, Inc. (“ILUS”), a former majority shareholder and related party of the Company. Effective December 31, 2025, this balance was reclassified to Other Current Assets, as ILUS is no longer considered a related party of the Company.

The $2,000,000 Buyback Reserve, reflected in Other Current Assets as of December 31, 2024, was written off and recognized as a loss in the Company’s consolidated financial statements for the fiscal year ended December 31, 2025, as described in the following paragraph.

On August 25, 2023, the Company issued 6,410,971 shares of its common stock to Artelliq Software Trading pursuant to a Share Purchase and Buyback Agreement dated August 21, 2023, in exchange for $2.0 million. The $2.0 million was paid by Artelliq directly to Quality International as a tranche payment under an amended purchase agreement. The Company initially recorded this amount as a Buyback Reserve within Other Current Assets. Following a review of the transaction and in accordance with a resolution approved by the Board of Directors, management concluded that the Buyback Reserve no longer represents a valid or recoverable asset. Accordingly, the $2.0 million Buyback Reserve was written off and recognized as a loss in the Company’s consolidated financial statements for the fiscal year ended December 31, 2025.

Although the foregoing has been written off, the Company may pursue recovery or claw back actions against the applicable counterparties. Any amounts recovered, whether in cash, equity, or other consideration, would be recognized as a gain in the period realized.

NOTE 5. NON-CURRENT ASSETS

Related Party Receivables

As of December 31, 2025, and December 31, 2024, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a former majority shareholder and former related party of the Company, of $493,525 and $1,979,772, respectively. During prior periods, the Company recorded a receivable from ILUS, which consisted primarily of (i) an asset-purchase-related receivable of $1,500,000 and (ii) an intercompany loan balance of $493,525.

During the fourth quarter of fiscal year 2025, management completed a recoverability assessment of the Company’s receivable from ILUS. Based on that assessment, and pursuant to a written resolution adopted by the Company’s Board of Directors on December 15, 2025, the Board approved the write-off of $1,500,000, representing the asset-purchase-related receivable, which has been recognized in the Company’s consolidated financial statements for the year ended December 31, 2025.

The Board further acknowledged that approximately $493,525 of the Company’s receivable from ILUS, representing the intercompany loan balance, is expected to be recoverable and will continue to be recognized as an asset as of December 31, 2025. In addition, this receivable was reclassified to Other Current Assets on December 31, 2025, as ILUS is no longer considered a related party of the Company.

Although the foregoing has been written off, the Company may pursue recovery or claw back actions against the applicable counterparties. Any amounts recovered, whether in cash, equity, or other consideration, would be recognized as a gain in the period realized.

The Company’s majority-owned subsidiary, Al Shola Al Modea Gas LLC has a sister company, Al Shola Al Modea Safety and Security LLC, an established fire safety company registered in the UAE. While both entities operate independently, there is a limited overlap in their customer base. In certain instances, customers may remit payment for goods or services provided by both companies to only one of the entities. These transactions are recorded as related party transactions on the transaction date and are reconciled monthly between the respective related party accounts. As of December 31, 2025, and December 31, 2024, respectively, there were no outstanding balances between Al Shola Gas and Al Shola Al Modea Safety and Security.

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

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Accounts payable of $1,158,471 as of December 31, 2025, include Trade and Other Payables in our subsidiary Al Shola Gas International, $778,334 compared to $1,315,155 as of December 31, 2024.

Accounts Payable Ageing Al Shola Gas	December 31, 2025	December 31, 2024
1-30 days	350,210	710,438
31-60 days	137,972	272,627
61-90 days	95,294	169,515
+90 days	574,995	964,296
Total	1,158,471	2,116,876

Operating Lease Liabilities - Current

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of December 31, 2025, the Company had a current portion of lease liabilities of $154,040.

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

On May 23, 2023, the Company issued to Jefferson Street Capital LLC a one-year convertible promissory note in the principal amount of $220,000 (the “Jefferson Note”). The Jefferson Note bears interest at 6.5% per annum. The Company has the right to prepay the Note at any time. All principal on the Jefferson Note is convertible into shares of our common stock after six months from issuance at the election of the holder at a conversion price equal to $0.35 per share. During the six months ended September 30, 2024, the lender elected to convert an aggregate of $100,000 of principal into 2,697,315 shares of common stock.

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

On December 20, 2023, QIND issued a two-year convertible promissory note RB Capital Partners Inc. in the principal amount of $100,000 with a maturity date of December 30, 2025. The note bears interest at 10% per annum. QIND has the right to prepay the note at any time. All principal on the note is convertible into shares of QIND common stock after six months from issuance at the election of the holder at a conversion price equal to $1.00 per share. As of December 31, 2025, The note had been repaid in full including interest.

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

On September 25, 2024, we issued a convertible promissory note 1800 Diagonal Lending LLC in the principal amount of $115,000. A one-time interest charge of thirteen percent with a total of $14,950 was applied on the Issuance Date. The first payment shall be due October 30, 2024, with eight subsequent payments due on the 30th of each month thereafter. Accrued, unpaid Interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each of $ $14,438.89 (a total payback to the Holder of $129,500). All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days prior to the Conversion Date. The note has been fully converted.

Certain convertible notes include original issuance discounts or other issuance-type costs, resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. During the year ended December 31, 2025, amortization related to these discounts totaled $ 92,304.

A summary of these outstanding convertible notes and accrued interest as of December 31, 2025, is summarized below:

Debt & Interest Payable

Lender	Date of Issue	Maturity Date	Principal Amount	Default Interest/Fees	Paid	Converted	Principal Outstanding	Interest Accrued	Total

RB Capital Partners Inc.	3 Aug 2022	3 Aug 2024	1,100,000	-	-	-	1,100,000	263,066	1,363,066
RB Capital Partners Inc.	17 Mar 2023	16 Mar 2025	200,000	-	32,705	-	167,295	38,932	206,227
Jefferson	23 May 2023	23 Feb 2024	220,000	123,949	-	241,495	102,454	10,203	112,657
Sky Holdings	16 Jun 2023	16 Dec 2024	550,000	-	-	77,000	473,000	53,769	526,769
RB Capital Partners Inc.	20 Dec 2023	20 Dec 2024	100,000	-	100,000	-	-	-	-
Sean Levi	20 Dec 2023	20 Dec 2024	100,000	-	75,000	-	25,000	29,000	54,000
Exchange Listing LLC	6 Feb 2024	6 Aug 2024	35,000	-	-	-	35,000	12,066	47,066
Jefferson	21 May 2024	21 Feb 2025	71,500	48,811	-	83,041	37,269	17,526	54,795
1800 Diagonal Lending	3 Jul 2024	25 Apr 2025	179,400	93,915	39,456	233,859	-	-	-
1800 Diagonal Lending	25 Sep 2024	30 Jun 2025	115,000	69,162	12,778	171,384	-	-	-
J.J. Astor & Co	20 Sep 2024	30 Jun 2025	405,000	37,463	316,425	-	126,038	70,623	196,660
Total			3,075,900	373,299	576,364	806,779	2,066,056	495,185	2,561,241

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their fair value.

On April 19, 2023, the Company issued a common share purchase warrant to Exchange Listings LLC (the “Exchange Common Share Purchase Warrant”). The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 200,000 of the Company’s common shares (whereby such number may be adjusted from time to time pursuant to the terms and conditions of the Exchange Common Share Purchase Warrant) at the exercise price of $0.58, per share then in effect. The warrants are exercisable for five years.

On May 23, 2023, the Company issued a common share purchase warrant to Jefferson Street Capital LLC (the “Jefferson Common Share Purchase Warrant”). The holder is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date of issuance hereof, to purchase from the Company, 50,000 of the Company’s common shares (whereby such number may be adjusted from time to time pursuant to the terms and conditions of the Jefferson Common Share Purchase Warrant) at the exercise price of $3.50, per share then in effect. The warrants are exercisable for five years.

Other Payables Current

In connection with the ASG Acquisition, we acquired short term bank debt totaling $550,060. As of December 31, 2025, total current borrowings outstanding were $90,456.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of $9,000,000 note payable and $1,000,000 in cash. The note payable is due as follows: $9 million in National Exchange listed stock or cash to be paid to Seller of which 7,875,000 is the current portion.

Other Payables Current	December 31, 2025	December 31, 2024
Payable Al Shola Gas	7,875,000	5,500,000
Other Payables current	90,456	277,920
Total Other Payables Current	$7,965,456	$5,777,920

Other Liabilities - Current

Other Current Liabilities	December 31, 2025	December 31, 2024
Accrued Interest on Convertible note	495,185	263,551
Payroll Liabilities	231,518	148,675
Audit fee provision	90,000	48,000
Corporate Tax payable	165,109	203,601
Total	981,812	663,827

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

As of December 31, 2025, and December 31, 2024, the Company had amounts owed to Fusion Fuel Green PLC amounting to $4,427,537 and $0, respectively.

NOTE 7. NON-CURRENT LIABILITIES

Operating Lease Liabilities - Non-Current portion

As disclosed, we acquired 51% of the outstanding shares of ASG on March 27, 2024. These acquired operating leases were valued on the date of acquisition using the present value of the lease payments remaining from the date acquired and an estimated incremental borrowing rate of 8%. As of December 31, 2025, we had a non-current portion of lease liabilities of $230,032.

The following is a summary of future lease payments required under the lease agreements:

Vehicle	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11 -41765EE	MAZDA CX5- 58416P	TOYOTA HIACE - 84402DD	MAZDA CX5- 94560Y	ISUZU 4.2T SC TRUCK 72938P	Total
Year 2026	4,738	6,558	9,680	20,118	16,924	10,173	2,295	1,120	4,546	4,676	37,486	7,026	5,790	9,300	5,710	7,900	154,040
Year 2027	2,088	4,074	6,013	8,867	7,460	6,319	-	-	4,923	5,064	40,598	7,610	6,271	10,072	6,184	8,555	124,099
Year 2028	-	-	-	-	-	-	-	-	3,959	3,146	21,545	8,241	6,792	10,908	6,698	9,265	70,553
Year 2029	-	-	-	-	-	-	-	-	-	-	-	5,795	4,900	8,771	6,128	9,786	35,380
	6,826	10,632	15,693	28,985	24,384	16,492	2,295	1,120	13,428	12,886	99,629	28,672	23,753	39,051	24,720	35,506	384,072

Supplemental Information:

Vehicle	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11 -41765EE	MAZDA CX5- 58416P	TOYOTA HIACE - 84402DD	MAZDA CX5- 94560Y	ISUZU 4.2T SC TRUCK 72938P	Total
RoU	6,181	9,690	14,302	26,246	22,079	15,031	1,998	969	12,804	12,208	97,734	28,199	23,926	38,427	24,973	35,518	370,285
Lease Liability	6,826	10,632	15,693	28,985	24,384	16,492	2,295	1,120	13,428	12,886	99,629	28,672	23,753	39,051	24,720	35,506	384,072
Current	4,738	6,558	9,680	20,118	16,924	10,173	2,295	1,120	4,546	4,676	37,486	7,026	5,790	9,300	5,710	7,900	154,040
Non-Current	2,088	4,074	6,013	8,867	7,460	6,319	-	-	8,882	8,210	62,143	21,646	17,963	29,751	19,010	27,606	230,032

Weighted average remaining lease term (in years)	2.25
Weighted average discount rate	8%

Other Payables - Long term

In connection with the ASG Acquisition, we acquired long term bank debt totaling $357,577. As of December 31, 2025, total long term borrowings outstanding were $62,435.

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of $9,000,000 note payable and $1,000,000 in cash. The payable is due as follows: $9 million in National Exchange listed stock or cash to be paid to Seller of which 1,125,000 is the Non-current portion.

Other Payables Non-current	December 31, 2025	December 31, 2024
Payable to Shareholders of Al Shola Gas	1,125,000	4,500,000
Bank Borrowings – Non – Current	62,435	116,039
Employee End of Service Benefits	132,748	139,985
Total	1,320,183	4,756,024

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 200,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2025, and December 31, 2024, there were 179,110,820 and 126,642,689 shares of common stock issued and outstanding, respectively.

As of December 31, 2025, and December 31, 2024, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of December 31, 2025, and December 31, 2024, there were 8,500 and 20,000 shares of Series B stock of the Company issued and outstanding, respectively.

On January 20, 2026, the Board of Directors and Fusion Fuel Green PLC, the Company’s majority stockholder holding approximately 53.5% of the Company’s voting power, approved an amendment to the Company’s Articles of Incorporation. The amendment increased the Company’s authorized share capital from 200,000,000 shares of common stock, par value $0.001 per share, to 450,000,000 shares of common stock. The increase had effect on February 25, 2026. The number of authorized shares of preferred stock was not affected by the amendment.

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

From January 1, 2025, to December 31, 2025, we made the following issuances:

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

Pursuant to a Stock Purchase Agreement, dated as of October 21, 2025, between the Company and Safeguard Investment LLC (“Safeguard Investment”), the Company repurchased 1,500,000 shares of common stock from Safeguard Investment for an aggregate purchase price of $30,000.

On October 28, 2025, Fusion Fuel Green PLC, converted 1,900 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), of the Issuer into 1,900,000 shares of Common Stock, par value $0.001 per share (“common stock”), of the Issuer, pursuant to the Certificate of Designation of Series B Convertible Preferred Stock of the Issuer (the “Series B Certificate of Designation”). The conversion was effected for no cash consideration, in accordance with the Series B Certificate of Designation.

On December 2, 2025, Fusion Fuel Green PLC converted 9,600 shares of Series B Convertible Preferred Stock, par value $0.001 per share, of the Issuer (“Series B Preferred Stock”), into 9,600,000 shares of Common Stock, par value $0.001 per share, of the Issuer (“common stock”), pursuant to the Certificate of Designation of Series B Convertible Preferred Stock of the Issuer (the “Series B Certificate of Designation”). The conversion was effected for no cash consideration, in accordance with the Series B Certificate of Designation.

NOTE 9. OPERATING EXPENSES

General and Administrative Expenses	December 31, 2025	December 31, 2024
Salary & Compensation – QIND
Salary	1,005,793	170,000
Bonus	1,020,000	104,125
Salary & Compensation – ASG
Salary and other allowances	959,761	722,123
Compensation and Benefits – Managing Directors	419,423	351,227
Rent	146,326	45,840
Office Expenses	99,523	8,830
IT support	10,104	1,168
Other expenses**	1,213,098	895,584
Total	$4,874,028	$2,298,897

**	Other expenses are primarily expenses in Al Shola Gas for items such as Legal, Visa, Business Promotion, Fuel Expenses, Commission Against Business Activities and Rebate Expenses and other operating expenses.

NOTE 10. NON-OPERATING INCOME

The Company Earned other income in 2024 as a result of sale of intangible legacy assets and reversal of interest payments on the loan agreements with Mahavir and Artelliq which was unwound with cancellation of the agreement with Quality International.

The Company earned other income for the year ended December 31, 2025, as a result of a settlement agreement signed on September 30, 2025, with Lucosky Brookman LLP.

The table below presents the breakdown of non-Operating income:

Non-Operating income	December 31, 2025	December 31, 2024
Liability Waiver - Lucosky Brookman LLP	318,706	-
Reversal of interest payment	-	379,554
Sale of Wikisoft assets	-	48,000
Other Income - Credit Card Fees	3,081	-
Total	$321,787	$427,554

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

In accordance with ASC 805-30-50-1 (b) and ASC 805-20-50-1(c), the following table summarizes the consideration transferred to acquire AL SHOLA GAS and the amounts of identified assets acquired, and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in AL SHOLA GAS at the acquisition date:

The Payment Schedule signed on March 27, 2024, outlines a series of payment requirements as follows:

●	Tranche 1: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over a period of 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement.

●	Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	December 31, 2025	March 31, 2024
Total	1,000,000	-

As of December 31, 2025, $9,000,000 payable to the shareholders of AL SHOLA GAS was outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,016)
Lease liabilities	(229,359)
Bank borrowings	(774,064)
Total identifiable net assets	$3,115,491
Non-Controlling Share (49%)	1,526,591
Parent Share (51%)	1,588,900
Goodwill	$8,411,100

During the year ended December 31, 2025, we consolidated this acquired business since March 31, 2024, rather than since the acquisition date of March 27, 2024. The impact on our December 31, 2024, results would have resulted in revenue of $3,086,519, cost of revenues of $1,942,279, net income available of $488,083, and earnings per share of $0.00.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

On January 12, 2026, the Company issued 5,655,811shares of our common stock to Jefferson Street Capital LLC for the conversion of $0.00 principal amount of the note together with $1,500.00 of accrued and unpaid interest thereto, $37,269.38 in default principal and $1,500.00 in fees, totaling $40,269.38 pursuant to a convertible note signed on May 21, 2024.

On January 20, 2026, the Board of Directors and Fusion Fuel Green PLC, the Company’s majority stockholder holding approximately 53.5% of the Company’s voting power, approved an amendment to the Company’s Articles of Incorporation. The amendment increased the Company’s authorized share capital from 200,000,000 shares of common stock, par value $0.001 per share, to 450,000,000 shares of common stock. The increase had effect on February 25, 2026. The number of authorized shares of preferred stock was not affected by the amendment.

On February 23, 2026, Fusion Fuel Green PLC converted 8,500 shares of Series B Convertible Preferred Stock, par value $0.001 per share, of the Issuer (“Series B Preferred Stock”), into 8,500,000 shares of Common Stock, par value $0.001 per share, of the Issuer (“common stock”), pursuant to the Certificate of Designation of Series B Convertible Preferred Stock of the Issuer (the “Series B Certificate of Designation”). The conversion was effected for no cash consideration, in accordance with the Series B Certificate of Designation. Fusion Fuel PLC only holds common stock after the conversion.

On March 05, 2026, it was announced that ASG was awarded two new engineering subcontracts with a combined value of approximately $1.16 million. The awards of the two new engineering subcontracts is expected to further strengthen Al Shola Gas’s position as a leading LPG systems contractor in the UAE development market and add to growing the portfolio of engineering and utility services projects across the Middle East.

Subsequent to December 31, 2025, military conflict involving Iran, Israel, and the United States escalated in the Middle East region. The Company operates in the United Arab Emirates within the oil and gas sector. Management has evaluated the potential impact of this conflict on the Company's operations, supply chain, and financial condition and has concluded that, as of March 31, 2026, there has been no material adverse impact. However, the situation remains uncertain, and future developments could affect the Company's operations and financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	Quality Industrial Corp.

/s/ John-Paul Backwell
	Name:	John-Paul Backwell
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Carsten Kjems Falk
	Name:	Carsten Kjems Falk
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John-Paul Backwell	Chief Executive Officer (principal executive officer) and Director	March 31, 2026
John-Paul Backwell

	Interim Chief Financial Officer (principal financial officer and principal accounting officer) and Director	March 31, 2026

/s/ Carsten Kjems Falk
Carsten Kjems Falk

/s/ Frederico Figueira de Chaves	Chairman and Director	March 31, 2026
Frederico Figueira de Chaves

57