Form 10-Q
period 2026-03-31
Quality Industrial Corp.
filed 2026-05-15
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-56239

QUALITY INDUSTRIAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	35-2675388
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

505 Montgomery Street San Francisco, CA 94104	94111
(Address of principal executive offices)	(Zip Code)

800-706-0806

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 15, 2026, there were a total of 193,266,631 shares of the registrant’s common Stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Quality Industrial Corp.

Unaudited Consolidated Financial Statements

1

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,548	$426,585
Inventory	213,551	201,153
Accounts receivable	5,299,183	5,307,371
Related party receivables	324,280	-
Deposits, prepayments & advances	794,712	610,279
Other current assets	493,525	493,525
TOTAL CURRENT ASSETS	7,297,799	7,038,913

NON-CURRENT ASSETS
Property, plant and equipment	547,178	499,288
Right-of-use assets	343,948	370,285
Advances for purchase of property, plant and equipment	299,785	299,785
Goodwill	8,411,100	8,411,100
TOTAL NON-CURRENT ASSETS	9,602,011	9,580,458
TOTAL ASSETS	$16,899,810	$16,619,371
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,059,885	$1,158,471
Related party payables	4,667,537	4,427,537
Lease liabilities – current portion	157,678	154,040
Convertible notes, net of discount	1,948,786	2,066,056
Other payables - current	9,069,680	7,965,456
Other current liabilities	1,133,088	981,812
TOTAL CURRENT LIABILITIES	18,036,654	16,753,372

NON-CURRENT LIABILITIES
Lease liabilities - non-current portion	201,132	230,032
Other non-current liabilities	183,267	1,320,183
TOTAL NON-CURRENT LIABILITIES	384,399	1,550,215
TOTAL LIABILITIES	18,421,053	18,303,587
EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 8,500 Series B shares issued and outstanding as of as of March 31, 2026, and December 31, 2025, respectively	-	9
Common stock; $0.001 par value; 450,000,000 shares authorized; 193,266,631 and 179,110,820 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	193,269	179,113
Additional paid-in capital	18,491,648	18,465,526
Accumulated deficit	(22,662,016)	(22,670,845)
Accumulated other comprehensive income (loss) – foreign currency translation	572	-
Noncontrolling interest	2,455,284	2,341,981
TOTAL EQUITY (DEFICIT)	(1,521,243)	(1,684,216)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$16,899,810	$16,619,371

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	31-March-26	31-March-25
	Unaudited	Unaudited
REVENUE	$3,665,660	3,621,473

Cost of revenues	2,665,060	2,666,087

GROSS PROFIT	1,000,600	955,386

OPERATING EXPENSES
Professional fees	77,665	51,840
General and administrative	699,699	1,810,440
Depreciation and amortization	47,416	40,228
TOTAL OPERATING EXPENSES	824,780	1,902,508

OPERATING INCOME (LOSS)	175,820	(947,122)

OTHER (INCOME) EXPENSES
Interest expenses	9,413	32,241
Interest on convertible notes	43,205	188,539
Conversion fees	1,500	12,000
Discount on convertible notes	-	52,638
Other non operating expenses	2,000	-
Other income - credit card fees	(1,152)	-
Other non - operating income	(35,000)	-
TOTAL OTHER (INCOME) EXPENSES, NET	19,966	285,418

INCOME (LOSS) BEFORE INCOME TAX	155,854	(1,232,540)
Corporate income tax	22,630	27,066
NET INCOME (LOSS)	133,224	(1,259,606)
Less: net income attributable to noncontrolling interest	124,396	146,604
NET INCOME (LOSS) ATTRIBUTABLE TO QIND STOCKHOLDERS	$8,828	(1,406,210)

Net income (loss) per common share:
Basic	$0.00	(0.01)
Diluted	$0.00	(0.01)
Weighted average number of common shares outstanding:
Basic	187,505,800	135,477,908
Diluted	192,817,598	135,477,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2026

	Preferred Stock A		Preferred Stock B		Common Stock		Noncontrolling Interest		Additional Paid-in Capital	Accumulated other comprehensive income (loss) – foreign currency translation	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Total Equity as of December 31, 2025	-	-	8,500	9	179,110,820	179,113	-	2,341,981	18,465,526	-	(22,670,844)	(1,684,216)
Issued shares from conversion of convertible note	-	-	-	-	5,655,811	5,656	-	-	34,614	-	-	40,269
Prefer B stock Converted to common Stock	-	-	(8,500)	(9)	8,500,000	8,500	-	-	(8,492)	-	-	-
Income for the period	-	-	-	-	-	-	-	124,396	-	-	8,828	133,224
Other comprehensive income – foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	572	-	572
Net transactions with Non-controlling interest	-	-	-	-	-	-	-	(11,093)	-	-	-	(11,093)
Total Equity (Deficit) as of March 31, 2026	-	-	-	-	193,266,631	193,269	-	2,455,284	18,491,648	572	(22,662,016)	(1,521,243)

For the Three Months Ended March 31, 2025

	Preferred Stock A		Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2024	-	-	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892
Issued shares from conversion of convertible note	-	-	-	-	13,786,992	13,787	-	-	215,139	-	228,926
Minority Interest	-	-	-	-	-	-	-	-	-	-	-
Income for the period	-	-	-	-	-	-	-	146,604	-	(1,406,210)	(1,259,606)
Balance March 31, 2025	-	-	20,000	20	140,429,681	140,432	-	1,196,469	18,262,050	(18,632,759)	966,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31, 2026	March 31, 2025
Cash flows from operating activities
Income (Loss) for the period	133,224	(1,259,606)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	38,205	220,780
Employee End of service benefits accrual	6,118	-
Conversion fees	1,500	15,831
Corporate income tax expense	22,630	27,066
Depreciation and amortization	47,416	40,228
Other non – operating income	(35,000)	-
Discount on convertible Notes	-	52,638
Changes in assets and liabilities, net
Inventory	(12,398)	140,735
Accounts receivable	8,188	117,662
Deposits, prepayments & advances	(184,433)	(251,613)
Related party receivables	(324,280)	(106,229)
Accounts payable	(63,586)	(423,004)
Other current liabilities	91,941	1,110,333
Lease liabilities	(39,175)	(19,637)
Net cash used in operating activities	(309,650)	(334,816)

Cash flows from investing activities
Addition of fixed assets	(55,057)	-
Payments to ASG shareholders	(20,000)	(200,000)
Net cash used in investing activities	(75,057)	(200,000)

Cash flows from financing activities
Proceeds from issuance of common stock	-	228,926
Repayment of convertible note, net	(80,000)	(255,550)
Finance cost	-	(3,830)
Fund support from holding company	240,000	862,237
Repayment of bank borrowings - ASG	(18,809)	(162,135)
Changes in noncontrolling interest	(11,093)	-
Net cash provided by financing activities	130,098	669,648
Effect of exchange rate changes on cash and cash equivalents	572	-
Net (decrease)increase in cash and cash equivalents	(254,609)	134,832

Cash and cash equivalents at the beginning of the period	426,585	225,582
Cash and cash equivalents at end of the period	172,548	360,414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1: OUR HISTORY

Quality Industrial Corp., a Nevada corporation (the “Company,” “QIND,” “we,” “us,” or “our”) was incorporated in the state of Nevada under the name Sensor Technologies, Inc. on May 4, 1998. In March 2006 the Company changed its name to Bixby Energy Systems Inc. In September 2006, the Company changed its name to Power Play Development Corporation. In April 2007, the Company changed its name to National League of Poker, Inc. In October 2007 the Company changed its name back to Power Play Development Corporation. In October 2011 the Company changed its name to Bluestar Technologies, Inc. In March 2018, the Company then changed its name to Wikisoft Corp.

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

We changed ownership on May 28, 2022, when Ilustrato Pictures International, Inc., a Nevada corporation (“Ilustrato”), at the time, acquired 77.4% of the outstanding shares in our Company. Consequently, Ilustrato was able to unilaterally control the election of our Board of Directors, all matters upon which shareholder approval was required and, ultimately, the direction of our Company. Also, during the year, Mr. Nicolas Link, beneficial owner of Ilustrato, was appointed as our Executive Chairman of the Board, Mr. John-Paul Backwell was appointed as our Chief Executive Officer and Mr. Carsten Falk resigned as our Chief Executive Officer and was appointed as our Chief Commercial Officer.

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

After Ilustrato acquired control of QIND, on May 28, 2022, Ilustrato signed a binding letter of intent on June 28, 2022, to acquire 51% of Quality International, an international process manufacturing company, manufacturing custom solutions for the oil & gas, petrochemical & refinery, chemical & fertilizer, power & desalination, water & wastewater, and offshore industries.

On March 9, 2023, we changed the SIC code of the Company to SIC 3590 - Misc. Industrial & Commercial Machinery and Equipment to reflect the new business direction.

On March 27, 2024, the Company signed a definitive Share Purchase Agreement with Al Shola Al Modea Gas LLC (“ASG” or “Al Shola Gas”). ASG is an Engineering and Distribution Company in the liquefied petroleum gas (“LPG”) Industry in the UAE and was established in 1980. The company are one of the leading suppliers & contractors of LPG centralized pipeline systems. ASG has been consolidated since its acquisition on March 27, 2024.

On April 8, 2025, the Company signed an Amendment to the Share Purchase Agreement, dated March 27, 2024, with the shareholders of ASG. The amended Share Purchase Agreement removed the termination clause 9.14 and amended other clauses of the Share Purchase Agreement, dated March 27, 2024.

On April 1, 2024, after several failed effort negotiations with the purpose of restructuring the deal and obtaining information from the selling shareholders of Quality International, the QI Purchase Agreement with Quality International was terminated by Quality International and subsequently the board of directors of the Company (the “Board of Directors” or the “Board”) approved the cancellation of the agreement with Quality International Co Ltd FZC signed on January 18, 2023, and amended on July 27, 2023. Quality International Co Ltd FZC is no longer consolidated with our financial statements.

On November 18, 2024, the Company, Fusion Fuel Green PLC, an Irish public limited company (“Fusion Fuel Green PLC”, “Fusion Fuel” or “HTOO”), Ilustrato, a stockholder of the Company, and certain other stockholders of the Company (together with Ilustrato, the “QIND Sellers”), entered into a Stock Purchase Agreement, dated as of November 18, 2024 (the “Purchase Agreement”). Under the Purchase Agreement, the QIND Sellers transferred an aggregate of 78,312,334 shares of common stock and 20,000 shares of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”) of the Company, constituting approximately 67.36% of the voting stock of at the time to Fusion Fuel Green PLC. Fusion Fuel issued 3,818,969 Class A ordinary shares and 4,171,327 preferred shares to the QIND Sellers. As a result of these transactions, Quality Industrial Corp. is a majority owned subsidiary of Fusion Fuel.

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

Appointment of Chief Operating Officer; Resignation of Chief Operating Officer

The Board appointed Mr. Sanjeeb Safir as the Company’s Chief Operating Officer (“COO”), effective August 28, 2025. Mr. Safir has served since 2008 as Managing Director of Al Shola Al Modea Gas and Distribution LLC and currently oversees the Company’s operations in the Middle East region. Mr. Safir’s existing employment agreement remains unchanged and has been filed as Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on September 4, 2025.

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

Appointment of Chairman and Director; Resignation of Chairman and Director

The Board appointed Mr. Frederico Figueira de Chaves as Chairman of the Board of Directors and as a Director of the Company, effective August 28, 2025. Mr. Chaves currently serves as Interim Chief Financial Officer and Director of Fusion Fuel. He has previously served in multiple senior leadership roles at Fusion Fuel, including Chief Executive Officer and Chief Financial Officer.

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

Company’s Authorized Shares increase

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

On April 20, 2026, John-Paul Backwell resigned from his position as Chief Executive Officer of the Company, effective immediately. Mr. Backwell will continue to be a director of the Company. The resignation was not the result of any disagreement with the Company on any matter known to an executive officer of the Company relating to the operations, policies or practices of the Company.

Further on April 20, 2026, the Board of Directors of the Company appointed Carsten Kjems Falk as the Company’s Chief Executive Officer, effective immediately. Mr. Falk, 51, has served as the Interim Chief Financial Officer and a director of the Company since August 2025. Since June 2025, Mr. Falk has also served as Head of M&A of Fusion Fuel Green PLC, an Irish public limited company (Nasdaq: HTOO). From October 2022 to August 2025, Mr. Falk was the Chief Commercial Officer of the Company. From June 2022 to October 2024, Mr. Falk served as Chief Commercial Officer of Ilustrato Pictures International Inc., a Nevada corporation (OTC: ILUS). From September 2020 to October 2022, Mr. Falk was the Chief Executive Officer of the Company. From 2013 through 2019, Mr. Falk was Chief Executive Officer of Domino’s Pizza Denmark. Mr. Falk holds a Master of Arts in Educational Theory and Curriculum Studies: Mathematics from Aarhus University. The Board of Directors of the Company believes that Mr. Falk is qualified to serve on the Company’s Board of Directors due to his service to the Company in several senior executive roles since 2020 and extensive leadership experience across the SaaS, FMCG, and energy sectors.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of QIND, and all of its majority-owned and controlled subsidiary are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accounts of ASG have been included since acquired on March 27, 2024. All significant inter-company accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC for interim financial information. It is management’s opinion that the unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Annual Report on Form 10-K of Quality Industrial Corp. for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”).

Use of estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

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

Deposits & Advances Details	March 31, 2026	December 31, 2025
Project Job Refundable Security Deposit Against Project Performances	309,381	309,591
DEWA Office	545	545
Emarat General Petroleum Corporation LLC	13,615	13,624
WASL Land	5,446	5,450
Dubai Properties	34,037	34,060
Dubai Real Estate Corporation	6,807	6,812
DIRE Land	6,807	6,812
Emirates Gas LLC	13,615	13,624
Energy Tech	8,931	8,937
Al Nabbah Real Estate	359	360
Breeze Business Center LLC	731	-
Total Deposits And Advances	400,273	399,815

Prepaid Expenses	March 31, 2026	December 31, 2025
Hamsah Office Rent	22,740	3,659
Store Rent	13,013	3,032
Insurance	30,964	49,936
Accommodation Rent	161,609	8,248
DCD License	2,371	242
Trade License	13,602	3,041
Visa Cost	40,894	39,888
On Account Fees, Costs and disbursements to Priestlys Attorneys at Law	5,000	-
Retainer Fee to Leah Martin Law	1,900	-
	292,091	108,046
Other Pre Payments
Aiwa Energy	81,688	81,744
Aiko Mall	20,422	20,436
Aswaaq Shopping Mall	238	238
	102,349	102,418
Total Deposits, Prepayments &Advances	794,712	610,279

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas amounting to $138,866 as of March 31, 2026, are provided to employees, in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other current liabilities on the accompanying consolidated balance sheet.

Employee end of service benefits Al Shola Gas	March 31, 2026	December 31, 2025
Balance at Beginning	132,748	139,985
Add: charge for the period	6,304	21,568
Less: Settlement for the period	(95)	(28,805)
Foreign currency translation adjustment	(90)	-
Balance at the end of the period	138,866	132,748

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

Particulars	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Earnings (loss) per share
Numerator
Net income (loss)	133,224	(1,259,606)
Net Income attributable to noncontrolling interest	124,396	146,604
Net Income (loss) attributable to common stock holders	8,828	(1,406,210)
Denominator
Weighted average number of common shares outstanding:
Basic	187,505,800	135,477,908
Diluted	192,817,598	135,477,908
Net income (loss) per share:
Basic	0.00	(0.01)
Diluted*	0.00	(0.01)

*	Potential common shares from warrants and convertible preferred stock were excluded from the calculation of diluted EPS for the comparative period due to the net loss incurred, as their inclusion would have been anti-dilutive.

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

Reclassification

Certain prior-period amounts have been reclassified in accordance with ASC 205 to conform to the current-period presentation, including the reclassification of retirement benefits from current liabilities to other payables – non-current, and the presentation of depreciation as a separate line item within operating expenses. These changes had no impact on previously reported net income, total assets, total liabilities, equity, or net cash flows.

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

Effective January 1, 2025, the Company revised the presentation of sales discounts to reflect their nature as variable consideration in accordance with ASC 606, Revenue from Contracts with Customers. Under the revised presentation, sales discounts are recorded as a reduction of revenue, resulting in revenue being reported on a net basis

The Company implemented this presentation beginning in the fourth quarter of 2025 and recorded the full-year impact of sales discounts, totaling USD 45,994, as a reduction of revenue in that period. Quarterly amounts previously reported during 2025 were not restated, as the impact was not material, and were instead adjusted in the fourth quarter.

The impact of this reclassification was not material to any previously reported interim or annual period. Accordingly, prior period amounts have not been reclassified to conform to the current period presentation.

This change in presentation had no impact on net income, operating income, total assets, liabilities, or stockholders’ equity for any period presented.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were $172,548 and $426,585 in cash and cash equivalents as of March 31, 2026, and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
Cash and Cash Equivalents
Cash in hand	116,254	120,950
Cash at bank	56,294	305,635
Total	$172,548	$426,585

Accounts Receivables

Accounts receivable arises from our subsidiary Al Shola Gas consolidated as of March 31, 2026. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project milestone is completed, and approvals are obtained, or after the goods or services are transferred and according to the payment terms with the customer. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience.

Accounts Receivables Ageing Al Shola Gas	March 31, 2026	December 31, 2025
1-30 days	848,435	1,653,097
31-60 days	1,159,342	1,235,778
61-90 days	170,648	895,583
+90 days	3,120,758	1,522,913
Total	5,299,183	5,307,371

Other Current Assets

As of March 31, 2026, and December 31, 2025, the Company reported Other Current Assets of $493,525 and $493,525, respectively. The $493,525 balance represents an amount due from Ilustrato, a former majority shareholder and related party of the Company. Effective December 31, 2025, this balance was reclassified to Other Current Assets, as Ilustrato is no longer considered a related party of the Company.

NOTE 5. NON-CURRENT ASSETS

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

The Company acquired 51% of Al Shola Gas for $10,000,000 and now owns 51% of the Net Assets of Al Shola Gas. The net assets of Al Shola Gas were $3,115,491 on March 31, 2024, of which $1,588,900 (51%) is owned by QIND. The remaining $1,526,591 (49%) of net assets are held by a minority interest or noncontrolling interest. The purchase price of $10,000,000 minus the net assets held by the Company in Al Shola Gas equating to $8,411,100 is part of the Company’s Goodwill. The noncontrolling interest has been presented separately on the accompanying consolidated balance sheet and statement of operations.

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Accounts payable of $1,059,885 as of March 31, 2026, includes the Trade and Other Payables of the company and its subsidiary Al Shola Gas, compared to $1,158,471 as of December 31, 2025.

Accounts Payable Ageing Al Shola Gas	March 31, 2026	December 31, 2025
1-30 days	228,700	350,210
31-60 days	257,979	137,972
61-90 days	162,101	95,294
+90 days	411,105	574,995
Total	1,059,885	1,158,471

Operating Lease Liabilities - Current

As of March 31, 2026, the Company had a current portion of lease liabilities of $157,678 compared to $154,040 as of December 31, 2025.

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

On December 20, 2023, the Company issued a one-year convertible promissory note in the principal amount of $100,000 to Lorlev 26 Irrevocable Trust. This Convertible Promissory Note (the “Note”) shall bear a minimum of Twenty percent (20%) interest which will be payable within 5 business days from when the company receives the IPO funding, and thereafter Fifteen percent (15%) per annum will be charged. The Note is for 1 year and cannot be converted until (6) months from the date first written above has passed. Fifty Percent (50%) of the value of this note in commitment shares to be issued at a 25% discount to the IPO price. These shares are to be issued upon uplist to the NASDAQ and must be held for six (6) months. If QIND does not uplist, then Holder will be issued 200% of the value of this note in QIND stock listed on the OTC Markets. Upon payment in full of the principal, this Note shall be surrendered to the Company for cancellation.

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

Certain convertible notes include original issuance discounts or other issuance-type costs, resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. As of March 31, 2026, all related discounts have been fully amortized and no amortization expense was recognized during the period ended March 31, 2026.

A summary of these outstanding convertible notes and accrued interest as of March 31, 2026, is summarized below:

Debt & Interest Payable

								Cumulative Repayments				Cumulative Conversions						Total Balance Remaining
Lender	Date of Issue	Maturity Date	Initial Interest Rate (%)	Default Interest Rate (%)	Original Principal Amount	Total Default Interest/Fees Incurred Since Issuance (Before Repayments and Conversions)	Total Interest Accrued Since Issuance (Before Repayments and Conversions)	Principal Repayments	Default Interest Repayments	Accrued Interest Repayments	Total Repayments	Principal Converted	Default Interest and Fees converted	Accrued Interest Converted	Total Amount Converted	Conversion Price per share	Total Number of Common Shares Issued	Principal Outstanding	Default Interest (Default Principal) outstanding	Accrued Interest Outstanding	Total Balance Remaining
					$	$	$	$	$	$	$	$	$	$	$	$		$	$	$	$
RB Capital Partners Inc.	August 3, 2022	August 3, 2024	7%	-	1,100,000	-	282,052	-	-	-	-	-	-	-	-		-	1,100,000	-	282,052	1,382,052
RB Capital Partners Inc.	March 17, 2023	March 16, 2025	7%	-	200,000	-	41,412	57,705	-	-	57,705	-						142,295	-	41,412	183,707
Jefferson Street Capital LLC	May 23, 2023	February 23, 2024	6.5%	15%	220,000	138,963	30,531	-	-	-	-	220,000	36,509	16,486	272,995	-	13,524,647	-	102,454	14,045	116,499
Sky Holdings Ltd	June 16, 2023	December 16, 2023	7%	-	550,000	-	97,796	-	-	-	-	77,000	-	35,863	112,863	0.0375	3,009,680	473,000	-	61,933	534,933
Lorlev 26 Irrevocable Trust	December 20, 2023	December 20, 2024	-	-	100,000	-	29,000	100,000		5,000	105,000	-	-	-	-	-	-	-	-	24,000	24,000
Exchange Listing LLC	February 6, 2024	August 6, 2024	10%	20%	35,000	-	13,879	-	-	-	-	-	-	-	-	-	-	35,000	-	13,879	48,879
Jefferson Street Capital LLC	May 21, 2024	February 21, 2025	10%	15%	71,500	44,769	18,290	-	-	-	-	71,500	44,769	1,500	117,769	-	61,995,097	-	-	16,790	16,790
J.J. Astor & Co	September 20, 2024	June 30, 2025	0%	16%	405,000	37,462	77,779	308,963	37,462	-	346,425	-	-	-	-	-	-	96,037	-	77,779	173,816
Total					2,681,500	221,195	590,739	466,668	37,462	5,000	509,130	368,500	81,278	53,849	503,627	-	78,529,424	1,846,332	102,454	531,890	2,480,676

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

Other Payables Current

Other payables - current amounted to $9,069,680 as of March 31, 2026, compared to $7,965,456 as of December 31, 2025.

The balance primarily consists of (i) the current portion of bank borrowings of $89,680, and (ii) $8,980,000 representing the current portion of the purchase consideration payable to the shareholders of Al Shola Gas in connection with its acquisition on March 27, 2024.

Other Payables Current	March 31, 2026	December 31, 2025
Payable Al Shola Gas	8,980,000	7,875,000
Other Payables current	89,680	90,456
Total Other Payables Current	$9,069,680	$7,965,456

Other Current Liabilities –

Other current liabilities amounted to $1,133,088 as of March 31, 2026, compared to $981,812 as of December 31, 2025. The components of other current liabilities are presented in the table below.

Other Current Liabilities	March 31, 2026	December 31, 2025
Value Added Tax (VAT) Payable	115,419	-
Accrued Interest on Convertible note	531,890	495,185
Payroll Liabilities	237,402	231,518
Provision for Audit & Review fee	29,500	90,000
Provision for Legal & Professional Charges	31,250	-
Corporate Tax payable	187,627	165,109
Total	1,133,088	981,812

Related Party Payable

On November 18, 2024, QIND, Fusion, Ilustrato, and certain other stockholders of the Company, entered into the Purchase Agreement. Pursuant to section 6.04 of the Purchase Agreement, Purchaser (as defined therein) shall use commercially reasonable efforts to raise at least $5,000,000 in one or more financing transactions, and the Company and QIND Sellers shall support and assist Purchaser in connection with the Purchaser Financing (as defined therein). The Parties (as defined therein) agreed that 50% of the proceeds from the Purchaser Financing will be set aside and made available expressly for the Company to use for its working capital and corporate needs and the remaining 50% of such funds will be set aside and made available expressly for the businesses of Purchaser existing immediately prior to Closing to use for their working capital and corporate needs. To split the net proceeds of the Purchaser Financing as described above, Purchaser shall make loans of one-half of the net proceeds to the Company, which loans shall be (i) forgiven upon the Preferred Stock Conversion (as defined therein) or (ii) repaid if the Transactions (as defined therein) are unwound.

As of March 31, 2026, and December 31, 2025, the Company had amounts owed to Fusion Fuel amounting to $4,667,537 and $,4427,537, respectively.

NOTE 7. NON-CURRENT LIABILITIES

Lease Liabilities - Non-Current portion

Operating lease liabilities are measured at the present value of the remaining lease payments, discounted using an estimated incremental borrowing rate of 8%. As of March 31, 2026, and December 31, 2025, the company had a non-current portion of lease liabilities of $201,132 and $230,032 respectively.

The following is a summary of future lease payments required under the lease agreements:

Vehicle	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11 -41765EE	MAZDA CX5- 58416P	TOYOTA HIACE - 84402DD	ISUZU 4.2T SC TRUCK 72938P	MAZDA CX5- 94560Y	GEELY GX3 PRO	Total
Year 2026	3,589	4,967	7,332	15,238	12,818	7,705	927	-	3,443	3,542	28,393	5,322	4,386	7,044	5,983	4,325	2,298	117,311
Year 2027	2,088	4,074	6,013	8,867	7,460	6,319	-	-	4,923	5,064	40,598	7,610	6,271	10,072	8,555	6,184	3,285	127,384
Year 2028	-	-	-	-	-	-	-	-	3,959	3,146	21,545	8,241	6,792	10,908	9,265	6,698	3,558	74,111
Year 2029	-	-	-	-	-	-	-	-	-	-	-	5,795	4,900	8,771	9,786	6,128	3,853	39,233
Year 2030	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	771	771
	5,677	9,041	13,345	24,105	20,278	14,024	927	-	12,325	11,751	90,536	26,967	22,349	36,795	33,589	23,335	13,764	358,810

Vehcile	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	ASX	YARIS	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11 -41765EE	MAZDA CX5- 58416P	TOYOTA HIACE - 84402DD	ISUZU 4.2T SC TRUCK 72938P	MAZDA CX5- 94560Y	GEELY GX3 PRO	Total
RoU	5,090	8,160	12,044	21,614	18,182	12,658	799	-	11,640	11,027	87,961	26,276	22,331	35,866	33,298	23,379	13,623	343,948
Lease Liability	5,677	9,041	13,345	24,105	20,278	14,024	927	-	12,325	11,751	90,536	26,967	22,349	36,795	33,589	23,335	13,764	358,810
Current	4,833	6,690	9,874	20,523	17,264	10,377	927	-	4,638	4,770	38,241	7,168	5,907	9,487	8,059	5,825	3,094	157,678
Non Current	844	2,351	3,470	3,582	3,014	3,647	-	-	7,688	6,981	52,295	19,800	16,442	27,308	25,531	17,510	10,670	201,132

Weighted average remaining lease term (in years)	2.11
Weighted average discount rate	8%

Other Non-Current Liabilities

Other non-current liabilities amounted to $183,267 as of March 31, 2026, compared to $1,320,183 as of December 31, 2025. The composition of other non-current liabilities is presented in the following schedule.

Other Non-Current Liabilities	March 31, 2026	December 31, 2025
Payable to Shareholders of Al Shola Gas	-	1,125,000
Bank Borrowings – Non – Current	44,401	62,435
Employee End of Service Benefits	138,866	132,748
Total	183,267	1,320,183

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 450,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of March 31, 2026, and December 31, 2025, there were 193,266,631 and 179,110,820 shares of common stock issued and outstanding, respectively.

As of March 31, 2026, and December 31, 2025, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of March 31, 2026, and December 31, 2025, there were 0 and 8,500 shares of Series B stock of the Company issued and outstanding, respectively.

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

From January 1, 2025, to March 31, 2025, we made the following issuances:

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

From January 1, 2026, to March 31, 2026, we made the following issuances:

On January 12, 2026, the Company issued 5,655,811 shares of our common stock to Jefferson Street Capital LLC for the conversion of $0.00 principal amount of the note together with $1,500.00 of accrued and unpaid interest thereto, $37,269.38 in default principal and $1,500.00 in fees, totaling $40,269.38 pursuant to a convertible note signed on May 21, 2024.

On February 23, 2026, Fusion Fuel Green PLC converted 8,500 shares of Series B Preferred Stock, into 8,500,000 shares of common stock, pursuant to the Certificate of Designation of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designation”). The conversion was effected for no cash consideration, in accordance with the Series B Certificate of Designation. Fusion Fuel only holds common stock after the conversion.

NOTE 9. OPERATING EXPENSES

General and Administrative Expenses	March 31, 2026	March 31, 2025
Salaries and compensation to employees
Salary and compensation - QIND	22,150	1,200,000
Salary and compensation - ASG	262,899	248,942
Management Expenses – ASG	118,856	117,546
Rent	59,394	32,349
Office Expenses	2,502	4,848
IT support	6,690	3,507
Other expenses*	227,208	203,248
Total	699,699	1,810,440

*	Other expenses are primarily expenses in Al Shola Gas for items such as Legal, Visa, Business Promotion, Fuel Expenses, Commission Against Business Activities and Rebate Expenses and other operating expenses.

NOTE 10. NON-OPERATING INCOME

The Company recognized non-operating income during the three months ended March 31, 2026, in connection with the waiver of outstanding consultancy fees payable to a third-party service provider. The service provider waived fees totaling $35,000, and the waived amount has been recognized as other non-operating income, as it does not arise from the Company’s core operations. The Company earned no other income for the three months ended March 31, 2025.

The table below presents the breakdown of non-operating income:

Non-Operating income	March 31, 2026	March 31, 2025
Non-operating income - liability waive off	35,000	-
Total	$35,000	$-

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

Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	March 31, 2026	December 31, 2025
Total	1,020,000	1,000,000

As of March 31, 2026, $8,980,000 payable to the shareholders of Al Shola Gas was outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,016)
Lease liabilities	(229,359)
Bank borrowings	(774,064)
Total identifiable net assets	$3,115,491
Non-Controlling Share (49%)	1,526,591
Parent Share (51%)	1,588,900
Goodwill	$8,411,100

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

On April 7, 2026, it was announced that its majority-owned subsidiary, Al Shola Al Modea Gas Distribution L.L.C., was awarded 16 new engineering subcontracts with a combined expected value of approximately $1.14 million as of April 2026.

On April 20, 2026, John-Paul Backwell resigned from his position as Chief Executive Officer of the Company, effective immediately. Mr. Backwell will continue to be a director of the Company. The resignation was not the result of any disagreement with the Company on any matter known to an executive officer of the Company relating to the operations, policies or practices of the Company.

Further on April 20, 2026, the Board of Directors of the Company appointed Carsten Kjems Falk as the Company’s Chief Executive Officer, effective immediately. Mr. Falk, 51, has served as the Interim Chief Financial Officer and a director of the Company since August 2025. Since June 2025, Mr. Falk has also served as Head of M&A of Fusion Fuel Green PLC, an Irish public limited company (Nasdaq: HTOO). From October 2022 to August 2025, Mr. Falk was the Chief Commercial Officer of the Company. From June 2022 to October 2024, Mr. Falk served as Chief Commercial Officer of Ilustrato Pictures International Inc., a Nevada corporation (OTC: ILUS). From September 2020 to October 2022, Mr. Falk was the Chief Executive Officer of the Company. From 2013 through 2019, Mr. Falk was Chief Executive Officer of Domino’s Pizza Denmark. Mr. Falk holds a Master of Arts in Educational Theory and Curriculum Studies: Mathematics from Aarhus University. The Board of Directors of the Company believes that Mr. Falk is qualified to serve on the Company’s Board of Directors due to his service to the Company in several senior executive roles since 2020 and extensive leadership experience across the SaaS, FMCG, and energy sectors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with the unaudited condensed consolidated financial statements and the accompanying notes to those statements that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and related notes for the year ended December 31, 2025, included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2025, filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”). This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements”.

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report to the “Company,” “we,” “us,” “our,” or “QIND” refer to Quality Industrial Corp., a Nevada corporation; and “common stock” refers to the Company’s common stock, par value $0.001 per share. References in this Quarterly Report to “Al Shola Gas” or “ASG” refer to Al Shola Al Modea Gas Distribution L.L.C., a United Arab Emirates (“UAE”) company, a 51.0%-owned subsidiary of the Company. References in this quarterly report to “Fusion Fuel” are to Fusion Fuel Green PLC, an Irish public limited company, the Company’s parent company.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. In some cases, these forward-looking statements can be identified by words and phrases such as “may,” “will,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “should,” “seeks,” “future,” “continue,” “plan,” “target,” “predict,” “potential,” or the negative form of these words and phrases or other comparable expressions. All statements other than statements of historical facts are forward-looking statements. These forward-looking statements include information about our possible or assumed future results of operations or our performance. Forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy, and other future conditions.

The forward-looking statements included in this Quarterly Report relate to, among other things:

●	Al Shola Gas’s expected value from the announced new engineering subcontracts;
●	Al Shola Gas’s plans to add service vehicles;
●	the allocation of resources to Al Shola Gas;
●	planned investments in new vehicles;
●	anticipated enhancements to efficiency and bulk LPG supply capabilities;
●	expected increases in sales and revenue;
●	anticipated positive influence on financial performance from any of the above; and
●	expected increases in operating expenses.

Forward-looking statements relate to the future, and are therefore subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Known and unknown risks, uncertainties and other factors may cause actual results to be materially different from those expressed or implied by such forward-looking statements.

Risks and uncertainties that could cause actual results to differ materially from those contemplated in the forward-looking statements include, but are not limited to:

●	major, irreversible disruptions and damage to Al Shola Gas’s core operations due to ongoing military conflict among Iran, the United States, Israel, and other belligerents;
●	the Company’s ability to support the expansion of the operations of Al Shola Gas;
●	the ability of the parties to our service contracts to obtain all necessary regulatory and other consents and approvals and to deliver all required products and services in connection with the contemplated projects;
●	the availability of additional financing from Fusion Fuel, the Company’s parent company, including uncertainty as to the timing and amount of capital raises by Fusion Fuel;
●	the possibility that previous loans from Fusion Fuel will be required to be repaid;
●	Al Shola Gas’s ability to secure and execute liquified petroleum gas (“LPG”) engineering and distribution projects;
●	Al Shola Gas’s ability to obtain sufficient financing to support operations and growth initiatives;
●	other risks associated with operating internationally, including in the UAE and other foreign jurisdictions;
●	the ability of our projects to generate the expected free cash flow or net income necessary for the Company to generate the anticipated returns in connection with contemplated projects;
●	fluctuations in demand for LPG engineering and distribution services;
●	the Company’s ability to continue as a going concern and to generate sufficient revenues within one year from the date of filing;
●	regulatory approvals and compliance requirements affecting LPG distribution and engineering services;
●	volatility in energy markets and commodity prices;
●	our goals and strategies;
●	our future business development, financial condition and results of operations;
●	our projected revenues, profits, earnings and other estimated financial information;
●	our ability to secure additional funding necessary for the expansion of our business;
●	the growth of and competition trends in our industry;
●	fluctuations in general economic and business conditions in the markets in which we operate;
●	relevant government policies and regulations relating to our industry; and
●	those listed under Part I. Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K.

Overview

We are an industrial company specializing in the energy sector. Through our 51.0%-owned operating subsidiary, Al Shola Al Modea Gas Distribution L.L.C. (“ASG” or “Al Shola Gas”), we provide comprehensive solutions for the liquefied petroleum gas (“LPG”) industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Our mission is to develop a next-generation industrial and energy corporation that meets the increasing global demand for high-quality, cost-effective, and sustainable energy solutions.

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

Subsequent to December 31, 2025, military conflict involving Iran, Israel, and the United States escalated in the Middle East region. The Company operates in the United Arab Emirates within the oil and gas sector. Management has evaluated the potential impact of this conflict on the Company’s operations, supply chain, and financial condition and has concluded that, as of March 31, 2026, there has been no material adverse impact. However, the situation remains uncertain, and future developments could affect the Company’s operations and financial results.

Recent Developments

Subsequent to March 31, 2026, ASG, the Company’s majority-owned subsidiary, was awarded 16 new LPG engineering subcontracts with an aggregate expected contract value of approximately $1.14 million as of April 2026. In addition, ASG renewed a number of engineering and LPG supply contracts that are expected to continue generating recurring annual revenue.

Planned Developments

In 2026, the Company expects to allocate resources to its majority-owned subsidiary, Al Shola Gas, to enhance efficiency, boost sales, and positively influence financial performance, primarily through investment from our parent company, Fusion Fuel. We plan to continue investing in new vehicles for our subsidiary to improve their bulk LPG supply capabilities and increase our revenue. We expect that our revenue and operating expenses will increase as we implement such plans.

Results of Operations for the Three Months Ended March 31, 2026, and 2025

Revenues

Revenue for the three months ended March 31, 2026, increased to $3,665,660 from $3,621,473 for the three months ended March 31, 2025. The increase in revenue was a result of an increase of revenue of Al Shola Gas compared with the same quarter last year as a result of higher sales volumes and improved operational performance driven by continued growth in customer demand and expansion of business activities.

Gross Profit

Gross profit increased to $1,000,600 for the three months ended March 31, 2026, from $955,386 for the three months ended March 31, 2025. The increase in gross profit was primarily attributable to higher revenue during the three months ended March 31, 2026.

Operating Expenses

Operating expenses decreased to $824,780 for the three months ended March 31, 2026, from $1,902,508 for the three months ended March 31, 2025. The decrease was primarily attributable to reduced administrative and operating costs from the non-recurrence of aggregate discretionary bonus payments to management of $1,020,000.

We anticipate that our operating expenses will increase as we undertake our subsidiary expansion plan. The increase is anticipated to be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

Other expenses decreased to $56,118 for the three months ended March 31, 2026, from $285,418 for the three months ended March 31, 2025. The decrease in other operating expenses was primarily due to reduced interest and discount-related expenses on convertible notes.

Other Income

Other income increased to $36,152 for the three months ended March 31, 2026, from $0 for the three months ended March 31, 2025. The increase in other income was primarily due to the waiver of $35,000 in fees by a service provider.

Net Income (Loss)

Net income was $133,324 for the three months ended March 31, 2026, while net loss for the three months ended March 31, 2025, was $1,259,606. The change was primarily due to the non-recurrence of aggregate discretionary bonus payments to management of $1,020,000.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $172,548, total current assets of $7,297,799, and total current liabilities of $18,036,654.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the unaudited consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

The Company will require additional financing to fund our operations beyond the near term. Based on our current projections, our existing cash resources will not be sufficient to meet our anticipated operating and other cash needs through March 31, 2027, and for at least 12 months beyond that period, unless we receive such additional financing, including the costs associated with being a public reporting company. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

As of March 31, 2026, the Company had received $4,667,537 in loans from its parent company, Fusion Fuel. The loans are not evidenced by separate loan agreements and do not bear contractual interest or specified maturity dates. The loans are subject to the terms of the Stock Purchase Agreement, dated November 18, 2024, among the Company, and certain other stockholders of the Company (the “Fusion Fuel Acquisition Agreement”). Under the Fusion Fuel Acquisition Agreement, Fusion Fuel will make loans of one-half of the net proceeds (or such lesser amount as agreed to by the parties) to QIND from certain capital raises by Fusion Fuel. Such loans will be (i) forgiven upon the Preferred Stock Conversion (as defined in the Fusion Fuel Acquisition Agreement), or (ii) repaid if the Transactions (as defined in the Fusion Fuel Acquisition Agreement) are unwound in accordance with the provisions of the Fusion Fuel Acquisition Agreement. For the 12 months ended March 31, 2027, the Company anticipates that Fusion Fuel, the Company’s parent company, will provide additional financing in connection with the operations of Al Shola Gas. In addition, the Company anticipates that Fusion Fuel will provide all compensation required by our executive officers, other than our Chief Operating Officer and Managing Director Middle East, Sanjeeb Safir. No assurance can be given that any such financing will be available, if and when required. No assurance can be given that previous loans from Fusion Fuel will not be required to be repaid. If we are unable to obtain sufficient funding, it could adversely affect our ability to execute our business plan and meet our obligations.

Summary of Cash Flow

The following table provides detailed information about our net cash flows for the three months ended March 31, 2026, and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(309,650)	$334,816
Net cash (used in) investing activities	(75,057)	(200,000)
Net cash provided by financing activities	130,098	669,648
Effect of exchange rate changes on cash and cash equivalents	572	-
Net change in cash and cash equivalents	(254,609)	134,832
Cash and cash equivalents – beginning of period	426,585	225,582
Cash and cash equivalents – end of period	$172,548	$360,414

Net cash used in operating activities was $(309,650) for the three months ended March 31, 2026, and was $(334,816) for the three months ended March 31, 2025. The decrease in net cash used in operating activities was primarily attributable to a change from $1.3 million in net loss to $0.1 million in net income, as well as reduced accounts payable, deposits, prepayments and advances, partially offset by increased related party receivables and reduced other current liabilities.

Net cash used in investing activities was $(75,057) for the three months ended March 31, 2026, and was $(200,000) for the three months ended March 31, 2025. The decrease in net cash used in investing activities was primarily due to reduced payments made toward the purchase consideration payable to ASG shareholders from $0.2 million to $0.02 million, partially offset by additions to fixed assets.

Net cash provided by financing activities was $130,098 for the three months ended March 31, 2026, and was $669,648 for the three months ended March 31, 2025. The decrease in cash provided by financing activities was primarily due to reduced financing from the Company’s parent company (from approximately $0.9 million to approximately $0.2 million), as well as the non-recurrence of proceeds from the issuance of common stock, offset by reduced repayments of convertible notes and bank borrowings.

Summary of Future Lease Obligations

QIND has a virtual office at 505 Montgomery Street, San Francisco, California. The cost per month is $115 and is renewed annually.

Set forth in the table below is information regarding Al Shola Gas’ leased facilities, including the lease term, and annual rent amounts.

Location	Lease Term	Annual Rent
Office at Hamsah Building, O/112, Zabeel Road, Dubai, UAE	May 10, 2025 to May 9, 2026	$35,416	(1)
Office at Hamsah Building, O/307, Zabeel Road, Dubai, UAE	January 7, 2026 to January 6, 2027	$7,306
Office at Al Yousef Building, Dubai, UAE	January 1, 2026 to December 31, 2026	$17,698
Gas Warehouse Unit No. L723, Plot No. 0243-0154, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, UAE	March 1, 2026 to February 28, 2027	$7,110
Gas Store Unit No. L705, Plot No. 0243-0171, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, UAE	March 1, 2026 to February 28, 2027	$7,110
Warehouse Plot No: 987-1006, Al Layan 1, DIC, Dubai, UAE	March 26, 2025 to March 25, 2026	$5,455	(1)
Employee Accommodation, 17 Units, Plot No: 483-0, Muhaisanah Second, Dubai, UAE	February 1, 2026 to January 31, 2027	$166,644
Employee Accommodation, Fortuna Global Real Estate, Dubai, UAE	January 20, 2026 to January 31, 2027	$26,983
Employee Accommodation, Al Nabbah Real Estate, Dubai, UAE	April 3, 2026 to March 2, 2027	$10,783
Total		$284,505

1. The renewal process for these lease agreements is currently in progress.

Property rent expenses for the three months ended March 31, 2026, amounted to the following:

Rent Expense	Amount ($)
Office Rent Expenses	$14,886
Warehouse/Store Rent Expenses	4,240
Labor Accommodation Rent Expenses	40,268
Total	$59,394

In addition, the Company has payment obligations under certain vehicle leases.

The following table summarizes the Company’s future lease financial obligations by period in which payment is expected, as of March 31, 2026:

	Short-Term	Long-Term	Total
Property Leases*	$187,055	$0	$187,055
Vehicle Leases	$157,678	$201,132	$358,810
Total Lease Obligations	$344,733	$201,132	$545,865

* Property leases are primarily one-year office, warehouse, store, and employee accommodation leases.

Convertible Notes

The Company’s outstanding debt obligations as of March 31, 2026, consisted primarily of convertible promissory notes, which are as follows:

									Cumulative Repayments					Cumulative Conversions												Total Balance Remaining
Lender	Date of Issue	Maturity Date	Initial Interest Rate (%)	Default Interest Rate (%)	Original Principal Amount	Total Default Interest/Fees Incurred Since Issuance (Before Repayments and Conversions)		Total Interest Accrued Since Issuance (Before Repayments and Conversions)	Principal Repayments	Default Interest and Fees Repayments	Accrued Interest Repayments	Total Repayments		Principal Converted		Default Interest and Fees Converted		Accrued Interest Converted		Total Amount Converted		Conversion Price per Share		Total Number of Common Shares Issued		Principal Outstanding	Default Interest and Fees Outstanding	Accrued Interest Outstanding	Total Balance Remaining
					$	$		$	$	$	$	$		$		$		$		$		$				$	$	$	$
RB Capital Partners Inc.	August 3, 2022	August 3, 2024	7%	-	1,100,000	-		282,052	-	-	-	-		-		-		-		-		-	(1)	-		1,100,000	-	282,052	1,382,052
RB Capital Partners Inc.	March 17, 2023	March 16, 2025	7%	-	200,000	-		41,412	57,705	-	-	57,705		-		-		-		-		-	(2)	-		142,295	-	41,412	183,707
Jefferson Street Capital LLC	May 23, 2023	February 23, 2024	6.5%	15%	220,000	138,963		30,531	-	-	-	-		220,000	(3)	36,509	(3)	16,486	(3)	272,995	(3)	-	(3)	13,524,647	(3)	-	102,454	14,045	116,499
Sky Holdings Ltd	June 16, 2023	December 16, 2023	7%	-	550,000	-		97,796	-	-	-	-		77,000	(4)	-		35,863	(4)	112,863	(4)	0.0375	(4)	3,009,680	(4)	473,000	-	61,933	534,933
Lorlev 26 Irrevocable Trust	December 20, 2023	December 20, 2024	- (5)	-	100,000	-		29,000	100,000		5,000	105,000	(6)	-		-		-		-	(7)	-		-		-	-	24,000	24,000
Exchange Listing LLC	February 6, 2024	August 6, 2024	10%	20%	35,000	-		13,879	-	-	-	-		-		-		-		-	(8)	-		-		35,000	-	13,879	48,879
Jefferson Street Capital LLC(9)	May 21, 2024	February 21, 2025	10%	15%	71,500	44,769		18,290	-	-	-	-		71,500		44,769		1,500		117,769	(10)	-		61,995,097		-	-	16,790	16,790
J.J. Astor & Co(11)	September 20, 2024	June 30, 2025	0%	16%	405,000	37,462	(12)	77,779	308,963	37,462	-	346,425		-		-		-		-	(13)	-		-		96,037	-	77,779	173,816
Total					2,681,500	221,195		590,739	466,668	37,462	5,000	509,130		368,500		81,278		53,849		503,627		-		78,529,424		1,846,332	102,454	531,890	2,480,676

(1)	The note may be converted by the holder at the initial conversion price of $1.00 per share, subject to adjustment.

(2)	The note may be converted by the holder at the initial conversion price of $1.00 per share, subject to adjustment
(3)	The note may be converted by the holder at the initial conversion price of $0.35 per share, subject to adjustment. Upon an event of default, the holder may convert the note using the common stock’s lowest trading price during the period commencing on the date of default discounted by 35%. $1,500 will be added to principal for each conversion. As of March 31, 2026, the holder had converted an aggregate of $272,995, consisting of $220,000 of principal, $36,509 of default interest and fees, and $16,486 of accrued interest into 13,524,647 shares of common stock at a conversion price determined in accordance with the event of default conversion terms set forth in the Note, as the Note was in default at the time of conversion.
(4)	The note was initially convertible by the holder at the initial conversion price of $0.35 per share. On May 16, 2024, the note was amended to have a conversion price equal to $0.0375 per share. As of March 31, 2026, the holder had converted $77,000 of principal and $35,863 of accrued interest into 3,009,680 shares of common stock at a conversion price of $0.0375 per share.
(5)	20% interest will be charged on the day the Company receives funding in connection with an initial public offering, and thereafter 15% per annum will be charged.
(6)	On September 2, 2025, the lender and the Company entered into a settlement agreement to resolve amounts outstanding under this note. Pursuant to the settlement agreement, the parties agreed to settle the $100,000 principal amount, together with $29,000 of accrued interest as of June 30, 2025 (notwithstanding that $29,589 of interest had accrued under the note as of June 30, 2025), for an aggregate settlement amount of $129,000. The settlement amount is payable in installments consisting of an initial payment of $30,000 due by September 10, 2025, followed by monthly payments of $15,000 due on the 15th of each month thereafter until the settlement amount is paid in full.
(7)	The note may be converted by the holder at an initial conversion price equal to a 50% discount of the Company’s listing price, subject to adjustment.
(8)	The note may be converted by the holder at the initial conversion price equal to the price reflecting a discount of 35% to the volume weight average price of the Company’s common stock for the five days before any conversion, subject to adjustment.
(9)	Ilustrato Pictures International Inc. is a guarantor under the note.
(10)	The note may be converted by the holder at the initial conversion price of $0.03 per share, subject to adjustment. Upon an event of default, the holder may convert the note using the common stock’s lowest trading price during the period commencing on the date of default discounted by 20%. $1,500 will be added to principal for each conversion. As of March 31, 2026, the holder had converted an aggregate of $117,769, consisting of $71,500 principal, $44,769 of default interest and fees, and $1,500 of accrued interest into 61,995,097 shares of common stock at a conversion price determined in accordance with the event of default conversion terms set forth in the Note, as the Note was in default at the time of conversion.
(11)	The note ranks senior to other debt and is secured by all assets of the Company.
(12)	Reflects a default fee equal to an increase of principal outstanding to 110% of the principal outstanding due to the occurrence of an event of default under the note.
(13)	The note may be converted by the holder at the initial conversion price equal to 80% of the average of the four lowest volume weighted average closing prices of the Company’s common stock over the 20 trading days immediately prior to each permitted conversion of the note, subject to adjustment. The Company is required to file a resale registration statement with the SEC within 60 days of any default or event of default and register for resale all shares of common stock issued under the note within 90 days of any default or event of default.

Related-Party Debt

As of March 31, 2026, the Company had received $4,667,537 in loans from its parent company, Fusion Fuel. The loans are not evidenced by separate loan agreements and do not bear contractual interest or specified maturity dates. The loans are subject to the terms of the Stock Purchase Agreement, dated November 18, 2024, among the Company, and certain other stockholders of the Company (the “Fusion Fuel Acquisition Agreement”). Under the Fusion Fuel Acquisition Agreement, Fusion Fuel will make loans of one-half of the net proceeds (or such lesser amount as agreed to by the parties) to QIND from certain capital raises by Fusion Fuel. Such loans will be (i) forgiven upon the Preferred Stock Conversion (as defined in the Fusion Fuel Acquisition Agreement), or (ii) repaid if the Transactions (as defined in the Fusion Fuel Acquisition Agreement) are unwound in accordance with the provisions of the Fusion Fuel Acquisition Agreement.

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

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section is based on the Company’s unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, revenue recognition of Contract-based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Further, refer to the Company’s significant accounting policies as described in Note 2 of the unaudited consolidated financial statements.

We consider the following accounting estimate to be the most critical in understanding the judgments that are involved in preparing our unaudited consolidated financial statements:

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

ASU 2017-04, Simplifying the Test for Goodwill Impairment, has been effective for fiscal years beginning after December 15, 2019, and has been adopted by the Company. Under this standard, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total goodwill allocated to that reporting unit. The Company applies this simplified one-step impairment test in its annual goodwill assessment. As noted above, no impairment was identified as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than as disclosed below, during the three months ended March 31, 2026, any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

On January 12, 2026, the Company issued 5,655,811 shares of common stock to Jefferson Street Capital LLC for the conversion of $1,500.00 of accrued and unpaid interest, $37,269.38 in default principal and $1,500.00 in fees, totaling $40,269.38 pursuant to the holder’s conversion notice under a convertible note issued on May 21, 2024.

On May 21, 2024, the Company issued the convertible promissory note to Jefferson Street Capital in a principal amount of $71,500 (purchase price of $65,000), bearing interest at 10% per annum (with default interest at 15% per annum), with equal consecutive monthly payments commencing five months from the issue date, with a final maturity date of February 21, 2025. Ilustrato Pictures International Inc., a Nevada corporation, is a guarantor under the note. The note may not be prepaid in whole or in part except as otherwise set forth therein; however, the Company has the right, upon not less than five trading days’ prior written notice, to prepay the outstanding balance at 110% of the then-outstanding balance. The holder has the right, from the date of the note through the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount into shares of our common stock at a fixed conversion price of $0.03 per share, subject to equitable adjustments for stock splits, stock dividends, rights offerings, combinations, recapitalizations, reclassifications, extraordinary distributions, and similar events, and further subject to anti-dilution adjustment in the event of a dilutive issuance at a lower price. In no event may the holder convert any portion of this note if, after giving effect to the conversion, the holder and its affiliates would beneficially own more than 4.99% of our outstanding common stock, and this limitation may not be waived. $1,500 will be added to principal under the note for each conversion. Events of default include, among other things, failure to pay principal or interest when due (with a five-day cure period), failure to issue conversion shares, breach of covenants, appointment of a receiver, bankruptcy or insolvency, delisting, failure to comply with Exchange Act reporting requirements, cessation of operations, and failure to disclose the note and guaranty in SEC filings. Upon certain events of default, the note becomes immediately due and payable at 150% of the outstanding amount; upon other specified events, at 200% of the outstanding amount.

On February 23, 2026, Fusion Fuel converted 8,500 shares of Series B Convertible Preferred Stock, par value $0.001 per share, into 8,500,000 shares of common stock, pursuant to the Company’s Certificate of Designation of Series B Convertible Preferred Stock of the Company (the “Series B Certificate of Designation”). The conversion was effected for no cash consideration, in accordance with the Series B Certificate of Designation.

Each of these securities was offered and sold by the Company in a transaction that was exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) thereof.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

The following convertible promissory notes were in default as of March 31, 2026:

(i)	a convertible note in the original principal amount of $1,100,000 issued to RB Capital Partners Inc. (“RB Capital Partners”), which matured on August 3, 2024, as to which the Company defaulted in the amount of $1,254,422, and had a total amount in arrearage of $1,391,545 as of May 15, 2026;
(ii)	a convertible note in the original principal amount of $200,000 issued to RB Capital Partners, which matured on March 16, 2025, as to which the Company defaulted in the amount of $228,038, and had a total amount in arrearage of $184,935 as of May 15, 2026;
(iii)	a convertible note in the original principal amount of $220,000 issued to Jefferson Street Capital LLC (“Jefferson Street Capital”), which matured on February 23, 2024, as to which the Company defaulted in the amount of $340,963, and had a total amount in arrearage of $118,420 as of May 15, 2026;
(iv)	a convertible note in the original principal amount of $550,000 issued to Sky Holdings Ltd, which matured on December 16, 2023, as to which the Company defaulted in the amount of $569,303, and had a total amount in arrearage of $539,015 as of May 15, 2026;
(v)	a convertible note in the original principal amount of $100,000 issued to Lorlev 26 Irrevocable Trust, which matured on December 20, 2024, as to which the Company defaulted in the amount of $120,000, and had a total amount in arrearage of $9,000 as of May 15, 2026;
(vi)	a convertible note in the original principal amount of $35,000 issued to Exchange Listing LLC, which matured on August 6, 2024, as to which the Company defaulted in the amount of $36,755, and had a total amount in arrearage of $49,785 as of May 15, 2026;
(vii)	a convertible note in the original principal amount of $71,500 issued to Jefferson Street Capital, which matured on February 21, 2025, as to which the Company defaulted in the amount of $117,818, and had a total amount in arrearage of $17,094 as of May 15, 2026; and
(viii)	a convertible note in the original principal amount of $405,000 issued to J.J. Astor & Co., which matured on June 30, 2025, as to which the Company defaulted in the amount of $412,088, and had a total amount in arrearage of $162,085 as of May 15, 2026.

For a further description of terms and repayment status with respect to the above convertible notes, see Part 1. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Non-Related Party Debt”.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2026, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2026.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 * Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	Quality Industrial Corp.

/s/ Carsten Kjems Falk
	Name:	Carsten Kjems Falk
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

