Form 10-Q
period 2026-06-30
Quality Industrial Corp.
filed 2026-08-13
CIK 1393781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-56239

QUALITY INDUSTRIAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	35-2675388
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

505 Montgomery Street San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

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

As of August 13, 2026, there were a total of 193,266,631 shares of the registrant’s common Stock, $0.001 par value per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Quality Industrial Corp.

Unaudited Consolidated Financial Statements

1

QUALITY INDUSTRIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,012	$426,585
Inventory	264,272	201,153
Accounts receivable	5,335,496	5,307,371
Related party receivables	369,977	-
Deposits, prepayments & advances	754,521	610,279
Other current assets	493,525	493,525
TOTAL CURRENT ASSETS	7,367,803	7,038,913

NON-CURRENT ASSETS
Property, plant and equipment	594,001	499,288
Right-of-use assets	362,420	370,285
Advances for purchase of property, plant and equipment	349,826	299,785
Goodwill	8,411,100	8,411,100
TOTAL NON-CURRENT ASSETS	9,717,347	9,580,458
TOTAL ASSETS	$17,085,150	$16,619,371
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,003,201	$1,158,471
Related party payables	4,771,169	4,427,537
Lease liabilities – current portion	169,898	154,040
Convertible notes, net of discount	1,933,786	2,066,056
Other payables - current	9,069,858	7,965,456
Other current liabilities	1,179,526	981,812
TOTAL CURRENT LIABILITIES	18,127,438	16,753,372

NON-CURRENT LIABILITIES
Lease liabilities - non-current portion	208,640	230,032
Other non-current liabilities	164,336	1,320,183
TOTAL NON-CURRENT LIABILITIES	372,976	1,550,215
TOTAL LIABILITIES	18,500,414	18,303,587
EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; 0 and 8,500 Series B shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	-	9
Common stock; $0.001 par value; 450,000,000 shares authorized; 193,266,631 and 179,110,820 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	193,269	179,113
Additional paid-in capital	18,491,648	18,465,526
Accumulated deficit	(22,694,318)	(22,670,845)
Accumulated other comprehensive income (loss) – foreign currency translation	63	-
Noncontrolling interest	2,594,074	2,341,981
TOTAL EQUITY (DEFICIT)	(1,415,264)	(1,684,216)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$17,085,150	$16,619,371

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	30-June-26	30-June-25	30-June-26	30-June-25
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE	$3,534,006	$4,009,461	$7,199,666	$7,630,934

Cost of revenues	2,502,066	2,689,355	5,167,126	5,355,442

GROSS PROFIT	1,031,940	1,320,106	2,032,540	2,275,492

OPERATING EXPENSES
Professional fees	77,705	20,264	155,370	72,104
General and administrative	771,740	824,867	1,471,439	2,635,307
Depreciation and Amortization	50,365	34,516	97,781	74,744
TOTAL OPERATING EXPENSES	899,810	879,647	1,724,590	2,782,155

OPERATING INCOME (LOSS)	132,130	440,459	307,950	(506,663)

OTHER (INCOME) EXPENSES
Interest expenses	8,440	27,355	17,853	59,596
Interest on convertible notes	42,807	206,390	86,012	394,929
Conversion fees	-	12,000	1,500	24,000
Discount on convertible notes	-	38,203	-	90,841
Other non-operating expenses	-	-	2,000	-
Other income-credit card fees	(1,375)	-	(2,527)	-
Other non-operating income	-	-	(35,000)	-
TOTAL OTHER (INCOME) EXPENSES, NET	49,872	283,948	69,838	569,366

INCOME (LOSS) BEFORE INCOME TAX	82,258	156,511	238,112	(1,076,029)

Corporate income tax	17,332	57,320	39,962	84,386

NET INCOME (LOSS)	64,926	99,191	198,150	(1,160,415)
Less: net income attributable to noncontrolling interest	97,228	295,072	221,624	441,676
NET INCOME (LOSS) ATTRIBUTABLE TO QIND STOCKHOLDERS	$(32,302)	$(195,881)	$(23,474)	$(1,602,091)

Net income (loss) per common share:
Basic	(0.00)	(0.00)	(0.00)	(0.01)
Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average number of common shares outstanding:
Basic	193,266,631	153,442,500	190,418,220	144,560,007
Diluted*	193,266,631	153,442,500	190,418,220	144,560,007

*	Potential common shares issuable upon the exercise of warrants and the conversion of convertible preferred stock were excluded from the calculation of diluted earnings per share (EPS) for the three and six months ended June 30, 2026, and the corresponding periods ended June 30, 2025, because the Company reported a net loss attributable to common stockholders during those periods, and their inclusion would have been anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2026

	Preferred Stock A		Preferred Stock B		Common Stock		Noncontrolling Interest		Additional Paid-in Capital	Accumulated other comprehensive income (loss) – foreign currency translation	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Total Equity as of December 31, 2025	-	-	8,500	9	179,110,820	179,113	-	2,341,981	18,465,526	-	(22,670,844)	(1,684,216)
Issued shares from conversion of convertible note	-	-	-	-	5,655,811	5,656	-	-	34,614	-	-	40,269
Prefer B stock Converted to common Stock	-	-	(8,500)	(9)	8,500,000	8,500	-	-	(8,492)	-	-	-
Income for the period	-	-	-	-	-	-	-	124,396	-	-	8,828	133,224
Other comprehensive income – foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	572	-	572
Net transactions with Non-controlling interest	-	-	-	-	-	-	-	(11,093)	-	-	-	(11,093)
Total Equity (Deficit) as of March 31, 2026	-	-	-	-	193,266,631	193,269	-	2,455,284	18,491,648	572	(22,662,016)	(1,521,243)
Income for the period	-	-	-	-	-	-	-	97,228	-	-	(32,302)	64,926
Other comprehensive income – foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(509)	-	(509)
Net transactions with Non-controlling interest	-	-	-	-	-	-	-	41,562	-	-	-	41,562
Total Equity (Deficit) as of June 30, 2026	-	-	-	-	193,266,631	193,269	-	2,594,074	18,491,648	63	(22,694,318)	(1,415,264)

For the Six Months Ended June 30, 2025

	Preferred Stock B		Common Stock		Minority Interest		Additional Paid-in Capital	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance, December 31, 2024	20,000	20	126,642,689	126,645	-	1,049,865	18,046,911	(17,226,549)	1,996,892
									-
Common stock issued for conversion of notes	-	-	13,786,992	13,787	-	-	215,139	-	228,926
Minority Interest	-	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	146,604	-	(1,406,210)	(1,259,606)

Total Shareholders’ Equity as of March 31, 2025	20,000	20	140,429,681	140,432	-	1,196,469	18,262,050	(18,632,759)	966,212

Issuance of shares of common stock for services	-	-	-	-	-	-	-	-	-
Common stock issued as staff compensation	-	-	-	-	-	-	-	-	-
Issuance of shares as a commitment fee	-	-	-	-	-	-	-	-	-
Issued shares from conversion of convertible note	-	-	23,450,802	23,451	-	-	185,695	-	209,146
Share buyback	-	-	-	-	-	-	-	-	-
Minority Interest	-	-	-	-	-	-	-	-	-
Income for the year	-	-	-	-	-	295,072	-	(195,881)	99,191
									-
Total Shareholders’ Equity as of June 30, 2025	20,000	20	163,880,483	163,883	-	1,491,541	18,447,745	(18,828,640)	1,274,549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

QUALITY INDUSTRIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Income (Loss) for the period	198,150	(1,160,415)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	66,012	454,525
Employee End of service benefits accrual	12,396	-
Conversion fees	1,500	24,000
Corporate income tax expense	39,962	84,386
Depreciation and amortization	97,781	74,744
Other non – operating income	(35,000)	-
Discount on convertible Notes	-	90,841
Changes in assets and liabilities, net
Inventory	(63,119)	282,884
Accounts receivable	(28,125)	(623,862)
Deposits, prepayments & advances	(144,242)	(34,689)
Related party receivables	(369,977)	(150,069)
Accounts payable	(120,270)	(692,122)
Other Payables – current	-	(12,489)
Other current liabilities	93,240	1,187,336
Lease liabilities	(80,626)	(39,670)
Other Non Current Liabilities	(8,776)
Net cash used in operating activities	(341,094)	(514,600)

Cash flows from investing activities
Advances for purchase of property, plant and equipment	(50,041)	-
Additions to property plant and equipment	(109,537)	(19,792)
Payments to ASG shareholders	(20,000)	(200,000)
Net cash used in investing activities	(179,578)	(219,792)

Cash flows from financing activities
Repayment of convertible note, net	(95,000)	(59,898)
Finance cost	-	(8,650)
Fund support from holding company	343,632	1,060,684
Repayment of bank borrowings - ASG	(35,065)	(186,588)
Changes in noncontrolling interest	30,469	-
Net cash provided by financing activities	244,036	805,548
Effect of exchange rate changes on cash and cash equivalents	63	-
Net (decrease)increase in cash and cash equivalents	(276,636)	71,156

Cash and cash equivalents at the beginning of the period	426,585	225,582
Cash and cash equivalents at end of the period	150,012	296,738

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

Company’s Authorized Shares increase

On January 20, 2026, the Board of Directors of Quality Industrial Corp. and Fusion Fuel Green PLC, the Company’s majority stockholder holding approximately 53.5% of the Company’s voting power, approved an amendment to the Company’s Articles of Incorporation. The amendment increased the Company’s authorized share capital from 200,000,000 shares of common stock, par value $0.001 per share, to 450,000,000 shares of common stock. The increase had effect on June 10, 2026. The number of authorized shares of preferred stock was not affected by the amendment.

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

Deposits & Advances Details	June 30, 2026	December 31, 2025
Project Job Refundable Security Deposit Against Project Performances	309,381	309,591
DEWA Office	545	545
Emarat General Petroleum Corporation LLC	13,615	13,624
WASL Land	5,446	5,450
Dubai Properties	34,037	34,060
Dubai Real Estate Corporation	6,807	6,812
DIRE Land	6,807	6,812
Emirates Gas LLC	13,615	13,624
Energy Tech	8,931	8,937
Al Nabbah Real Estate	359	360
Breeze Business Center LLC	731	-
Fly Hawk Technical Services LLC	8,332	-
Total Deposits and Advances	408,605	399,815

Prepaid Expenses	June 30, 2026	December 31, 2025
Hamsah Office Rent	46,109	3,659
Store Rent	10,898	3,032
Insurance	13,648	49,936
Accommodation Rent	121,702	8,248
DCD License	1,670	242
Trade License	10,075	3,041
Visa Cost	37,964	39,888
On Account Fees, Costs and disbursements to Priestlys Attorneys at Law		-
Retainer Fee to Leah Martin Law	1,500	-
Total Prepaid Expenses	243,567	108,046
Other Pre Payments
Aiwa Energy	81,688	81,744
Aiko Mall	20,422	20,436
Aswaaq Shopping Mall	238	238
	102,349	102,418
Total Deposits, Prepayments &Advances	754,521	610,279

End-of-service benefits

Employee end-of-service benefits in our subsidiary Al Shola Gas amounting to $136,368 as of June 30, 2026, are provided to employees, in the UAE when they leave a job. Eligibility begins after one year of continuous service and varies based on contract type and length of service. These liabilities are included in other non-current liabilities on the accompanying consolidated balance sheet.

Employee end of service benefits Al Shola Gas	June 30, 2026	December 31, 2025
Balance at Beginning of period	132,748	139,985
Add: Charges for the year-to-date period	12,396	21,568
Less: Benefits paid during the year-to-date period	(8,686)	(28,805)
Foreign currency translation adjustment	(90)	-
Balance at the end of the period	136,368	132,748

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

	Three Months Ended		Six Months Ended
Particulars	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)
Earnings (loss) per share
Numerator
Net income (loss)	64,926	99,191	198,150	(1,160,415)
Net Income attributable to noncontrolling interest	97,228	295,072	221,624	441,676
Net Income (loss) attributable to common stockholders	(32,302)	(195,881)	(23,474)	(1,602,091)
Denominator
Weighted average number of common shares outstanding:
Basic	193,266,631	153,442,500	190,418,220	144,560,007
Diluted	193,266,631	153,442,500	190,418,220	144,560,007
Net income (loss) per share:
Basic	(0.00)	(0.00)	(0.00)	(0.01)
Diluted*	(0.00)	(0.00)	(0.00)	(0.01)

*	Potential common shares issuable upon the exercise of warrants and the conversion of convertible preferred stock were excluded from the calculation of diluted earnings per share (EPS) for the three and six months ended June 30, 2026, and the corresponding periods ended June 30, 2025, because the Company reported a net loss attributable to common stockholders during those periods, and their inclusion would have been anti-dilutive.

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

NOTE 4. CURRENT ASSETS

Cash and Cash Equivalents

For purposes of the statements of cash flows, in accordance with ASC 230-10-20, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There were $150,012 and $426,585 in cash and cash equivalents as of June 30, 2026, and December 31, 2025, respectively.

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents
Cash in hand	81,003	120,950
Cash at bank	69,009	305,635
Total	$150,012	$426,585

Accounts Receivables

Accounts receivable arises from our subsidiary Al Shola Gas consolidated as of June 30, 2026. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project milestone is completed, and approvals are obtained, or after the goods or services are transferred and according to the payment terms with the customer. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience.

Accounts Receivables Ageing Al Shola Gas	June 30, 2026	December 31, 2025
1-30 days	940,573	1,653,097
31-60 days	624,441	1,235,778
61-90 days	529,561	895,583
+90 days	3,240,920	1,522,913
Total	5,335,496	5,307,371

Other Current Assets

As of June 30, 2026, and December 31, 2025, the Company reported Other Current Assets of $493,525 and $493,525, respectively. The $493,525 balance represents an amount due from Ilustrato, a former majority shareholder and related party of the Company. Effective December 31, 2025, this balance was reclassified to Other Current Assets, as Ilustrato is no longer considered a related party of the Company.

Related Party Receivable

The Company’s majority-owned subsidiary, Al Shola Gas, has an affiliate, Al Shola Al Modea Safety and Security LLC (“Al Shola Safety”), an established fire safety company registered in the United Arab Emirates. While both entities operate independently, there is a limited overlap in their customer base. In certain instances, customers may remit payment for goods or services provided by both companies to only one of the entities. These transactions are recorded as related party transactions on the transaction date and are reconciled monthly between the respective related party accounts. As of June 30, 2026, the outstanding receivable from Al Shola Safety was $369,977.

NOTE 5. NON-CURRENT ASSETS

Goodwill

The Company acquired a 51% interest in Al Shola Gas on March 27, 2024, with the issuance of $9,000,000 note payable and $1,000,000 in cash. The note payable is as follows: $9 million in National Exchange listed stock or cash to be paid to Seller. Payment in eight quarterly tranches over 24 months, beginning from the first quarter following uplist to a National Exchange. Stock value is to be protected by a make whole agreement/s and each tranche is subject to a mutually agreed 12-month leak-out agreement. Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

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

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Accounts payable of $1,003,201 as of June 30, 2026, includes the Trade and Other Payables of the company and its subsidiary Al Shola Gas, compared to $1,158,471 as of December 31, 2025.

Accounts Payable Ageing Al Shola Gas	June 30, 2026	December 31, 2025
1-30 days	228,600	350,210
31-60 days	101,333	137,972
61-90 days	100,845	95,294
+90 days	572,422	574,995
Total	1,003,201	1,158,471

Operating Lease Liabilities - Current

As of June 30, 2026, the Company had a current portion of lease liabilities of $169,898 compared to $154,040 as of December 31, 2025.

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

Certain convertible notes include original issuance discounts or other issuance-type costs, resulting in debt discounts upon execution. These discounts are amortized into interest expense over the term of the convertible note. As of June 30, 2026, all related discounts have been fully amortized and no amortization expense was recognized during the period ended June 30, 2026.

A summary of these outstanding convertible notes and accrued interest as of June 30, 2026, is summarized below:

Debt & Interest Payable

								Cumulative Repayments				Cumulative Conversions						Total Balance Remaining
Lender	Date of Issue	Maturity Date	Initial Interest Rate (%)	Default Interest Rate (%)	Original Principal Amount	Total Default Interest/Fees Incurred Since Issuance (Before Repayments and Conversions)	Total Interest Accrued Since Issuance (Before Repayments and Conversions)	Principal Repayments	Default Interest Repayments	Accrued Interest Repayments	Total Repayments	Principal Converted	Default Interest and Fees converted	Accrued Interest Converted	Total Amount Converted	Conversion Price per share	Total Number of Common Shares Issued	Principal Outstanding	Default Interest (Default Principal) outstanding	Accrued Interest Outstanding	Total Balance Remaining
					$	$	$	$	$	$	$	$	$	$	$	$		$	$	$	$
RB Capital Partners Inc.	August 3, 2022	August 3, 2024	7%	-	1,100,000	-	301,249	-	-	-	-	-	-	-	-	-	-	1,100,000	-	301,249	1,401,249
RB Capital Partners Inc.	March 17, 2023	March 17, 2025	7%	-	200,000	-	43,895	57,705	-	-	57,705	-	-	-	-	-	-	142,295	-	43,895	186,190
Jefferson Street Capital LLC	May 23, 2023	February 23, 2024	6.5%	15%	220,000	138,963	34,416	-	-	-	-	220,000	36,509	16,486	272,995	-	13,524,647	-	102,454	17,930	120,384
Sky Holdings Ltd	June 16, 2023	December 16, 2023	7%	-	550,000	-	106,051	-	-	-	-	77,000	-	35,863	112,863	0.0375	3,009,680	473,000	-	70,188	543,188
Lorlev 26 Irrevocable Trust	December 20, 2023	December 20, 2024	-	-	100,000	-	29,000	100,000	-	20,000	120,000	-	-	-	-	-	-	-	-	9,000	9,000
Exchange Listing LLC	February 6, 2024	August 6, 2024	10%	20%	35,000	-	15,712	-	-	-	-	-	-	-	-	-	-	35,000	-	15,712	50,712
Jefferson Street Capital LLC	May 21, 2024	February 21, 2025	10%	15%	71,500	44,769	18,906	-	-	-	-	71,500	44,769	1,500	117,769	-	61,995,097	-	-	17,406	17,406
J.J. Astor & Co	September 20, 2024	June 30, 2025	0%	16%	405,000	37,462	84,317	323,963	37,462	-	361,425	-	-	-	-	-	-	81,037	-	84,317	165,354
Total					2,681,500	221,195	633,546	481,668	37,462	20,000	539,130	368,500	81,278	53,849	503,627	-	78,529,424	1,831,332	102,454	559,697	2,493,483

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

Other Payables Current

Other payables - current amounted to $9,069,858 as of June 30, 2026, compared to $7,965,456 as of December 31, 2025.

The balance primarily consists of (i) the current portion of bank borrowings of $89,858, and (ii) $8,980,000 representing the current portion of the purchase consideration payable to the shareholders of Al Shola Gas in connection with its acquisition on March 27, 2024.

Other Payables Current	June 30, 2026	December 31, 2025
Payable Al Shola Gas	8,980,000	7,875,000
Other Payables current	89,858	90,456
Total Other Payables Current	$9,069,858	$7,965,456

Other Current Liabilities –

Other current liabilities amounted to $1,179,526 as of June 30, 2026, compared to $981,812 as of December 31, 2025. The components of other current liabilities are presented in the table below.

Other Current Liabilities	June 30, 2026	December 31, 2025
Value Added Tax (VAT) Payable	40,919	-
Accrued Interest on Convertible note	559,697	495,185
Payroll Liabilities	259,451	231,518
Provision for Audit & Review fee	52,000	90,000
Provision for Legal & Professional Charges	62,500	-
Corporate Tax payable	204,959	165,109
Total	1,179,526	981,812

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

As of June 30, 2026, and December 31, 2025, the Company had amounts owed to Fusion Fuel amounting to $4,771,169 and $4,427,537, respectively.

NOTE 7. NON-CURRENT LIABILITIES

Lease Liabilities - Non-Current portion

Operating lease liabilities are measured at the present value of the remaining lease payments, discounted using an estimated incremental borrowing rate of 8%. As of June 30, 2026, and December 31, 2025, the company had a non-current portion of lease liabilities of $208,640 and $230,032 respectively.

The following is a summary of future lease payments required under the lease agreements:

Vehicle	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11 -41765EE	MAZDA CX5- 58416P	TOYOTA HIACE - 84402DD	ISUZU 4.2T SC TRUCK 72938P	MAZDA CX5- 94560Y	GEELY GX3 PRO	JAECOO J5 URBAN-94236H	JAECOO J5 URBAN-94143H	JAECOO J5 URBAN-94352H	Arrizo 5 2Nos_Batch1	Total
Year 2026	2,416	3,344	4,936	10,259	8,631	5,188	2,318	2,384	19,117	3,583	2,953	4,743	4,029	2,912	1,547	1,742	1,742	1,742	1,511	85,097
Year 2027	2,088	4,074	6,013	8,867	7,460	6,319	4,923	5,064	40,598	7,610	6,271	10,072	8,555	6,184	3,285	3,699	3,699	3,699	3,209	141,692
Year 2028	-	-	-	-	-	-	3,959	3,146	21,545	8,241	6,792	10,908	9,265	6,698	3,558	4,006	4,006	4,006	3,475	89,606
Year 2029	-	-	-	-	-	-	-	-	-	5,795	4,900	8,771	9,786	6,128	3,853	4,716	4,716	4,716	3,763	57,146
Year 2030	-	-	-	-	-	-	-	-	-	-	-	-	-	-	771	762	762	762	1,941	4,999
Total	4,505	7,418	10,950	19,127	16,090	11,507	11,200	10,594	81,260	25,229	20,916	34,494	31,635	21,922	13,014	14,927	14,927	14,927	13,899	378,538

Vehcile	DUSTER	X TRAIL	KICKS	URWAN	MICROBUS	SUNNY	KICKS NEW	RENAULT NEW	MERCEDES BENZ G580	MAHINDRA SCORPIO S11 -41765EE	MAZDA CX5- 58416P	TOYOTA HIACE - 84402DD	ISUZU 4.2T SC TRUCK 72938P	MAZDA CX5- 94560Y	GEELY GX3 PRO	JAECOO J5 URBAN-94236H	JAECOO J5 URBAN-94143H	JAECOO J5 URBAN-94352H	Arrizo 5 2Nos_Batch1	Total
RoU	4,000	6,630	9,786	16,982	14,286	10,284	10,476	9,845	78,187	24,354	20,736	33,304	31,078	21,785	12,754	14,786	14,786	14,786	13,574	362,420
Lease Liability	4,505	7,418	10,950	19,127	16,090	11,507	11,200	10,594	81,260	25,229	20,916	34,494	31,635	21,922	13,014	14,927	14,927	14,927	13,899	378,538
Current	4,505	6,824	10,073	19,127	16,090	10,586	4,731	4,866	39,011	7,312	6,026	9,678	8,221	5,943	3,157	3,555	3,555	3,555	3,083	169,898
Non Current	-	594	876	-	-	921	6,470	5,728	42,249	17,917	14,890	24,815	23,414	15,979	9,857	11,372	11,372	11,372	10,815	208,640

Weighted average remaining lease term (in years)	2.48
Weighted average discount rate	8%

Other Non-Current Liabilities

Other non-current liabilities amounted to $164,336 as of June 30, 2026, compared to $1,320,183 as of December 31, 2025. The composition of other non-current liabilities is presented in the following schedule.

Other Non-Current Liabilities	June 30, 2026	December 31, 2025
Payable to Shareholders of Al Shola Gas	-	1,125,000
Bank Borrowings Non-Current	27,968	62,435
Employee End of Service Benefits	136,368	132,748
Total	164,336	1,320,183

NOTE 8. STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 450,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share.

As of June 30, 2026, and December 31, 2025, there were 193,266,631 and 179,110,820 shares of common stock issued and outstanding, respectively.

As of June 30, 2026, and December 31, 2025, there were 0 and 0 shares of Series A stock of the Company issued and outstanding, respectively.

As of June 30, 2026, and December 31, 2025, there were 0 and 8,500 shares of Series B stock of the Company issued and outstanding, respectively.

On January 20, 2026, the Board of Directors and Fusion Fuel Green PLC, the Company’s majority stockholder holding approximately 53.5% of the Company’s voting power, approved an amendment to the Company’s Articles of Incorporation. The amendment increased the Company’s authorized share capital from 200,000,000 shares of common stock, par value $0.001 per share, to 450,000,000 shares of common stock. The increase had effect on June 10, 2026. The number of authorized shares of preferred stock was not affected by the amendment.

From January 1, 2025, to June 30, 2025, we made the following issuances:

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

From January 1, 2026, to June 30, 2026, we made the following issuances:

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

NOTE 9. OPERATING EXPENSES

Operating expenses consisted of the following for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	30-Jun-26	30-Jun-25	30-Jun-26	30-Jun-25

Operating expenses
Professional fees	77,705	20,264	155,370	72,104
General and administrative	771,740	824,867	1,471,439	2,635,307
Depreciation and Amortization	50,365	34,516	97,781	74,744
Total operating expenses	899,810	879,647	1,724,590	2,782,155

A breakdown of General and Administrative expenses for the three and six months ended June 30, 2026 and 2025 is presented below:

General and Administrative Expenses	30-June-26	30-June-25	30-June-26	30-June-25
	For the Three Months Ended		For the Six Months Ended
Salary & Compensation – QIND
Salary	10,800	191,227	32,950	371,227
Bonus	-	-	-	1,020,000
Salary & Compensation – ASG
Salary and other allowances	281,007	227,280	543,906	476,822
Compensation and Benefits – Managing Directors	118,856	127,764	237,711	245,309
Rent	71,443	36,650	130,838	68,999
Office Expenses	3,685	1,662	6,187	6,510
IT support	3,093	4,428	9,783	7,936
Other expenses**	282,856	235,256	510,064	438,504
Total	771,740	824,867	1,471,439	2,635,307

*	Other expenses are primarily expenses in Al Shola Gas for items such as Legal, Visa, Business Promotion, Fuel Expenses, Commission Against Business Activities and Rebate Expenses and other operating expenses.

NOTE 10. NON-OPERATING INCOME

Non-operating income consisted of Other Income – Credit Card Fees of $1,375 and $2,527 during the three and six months ended June 30, 2026, respectively, and Other Non-Operating Income of $35,000 during the six months ended June 30, 2026, related to the waiver of outstanding consultancy fees by a third-party service provider. No non-operating income was recognized during the corresponding periods ended June 30, 2025.

	For the Three Months Ended		For the Six Months Ended
	30-Jun-26	30-Jun-25	30-Jun-26	30-Jun-25
Non-operating Income
Other Income – Credit Card Fees	(1,375)	-	(2,527)	-
Other Non - Operating Income	-	-	(35,000)	-
Total Non-operating Income	(1,375)	-	(37,527)	-

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

Tranche 2: Within 12 months of closing and at the soonest possible time, $1 million cash payment to the Seller.

Consideration paid	June 30, 2026	December 31, 2025
Total	1,020,000	1,000,000

As of June 30, 2026, $8,980,000 payable to the shareholders of Al Shola Gas was outstanding.

Fair value of Consideration

Cash or National Exchange listed stock	$9,000,000
Cash	$1,000,000
Total	$10,000,000

Goodwill calculation of acquisition

Date of Acquisition	USD
Cash and cash equivalents	$111,767
Trade receivables & Other receivables	2,699,826
Inventories	1,315,937
Deposits, prepayments and advances	551,588
Property, plant, and equipment	102,682
Right of use assets	222,130
Trade and other payables	(885,016)
Lease liabilities	(229,359)
Bank borrowings	(774,064)
Total identifiable net assets	$3,115,491
Non-Controlling Share (49%)	1,526,591
Parent Share (51%)	1,588,900
Goodwill	$8,411,100

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10-50, the company lists events that are deemed to have a determinable significant effect on the balance sheet at the time of occurrence or on future operations, and without disclosure of it, the financial statements would be misleading.

Convertible Note Restructuring – RB Capital Partners, Inc.

As of June 30, 2026, the Company had outstanding two convertible promissory notes payable to RB Capital Partners, Inc. (the “Holder”): a Convertible Promissory Note dated August 3, 2022 in the original principal amount of $1,100,000 (the “First Note”), and a Convertible Promissory Note dated March 17, 2023 in the original principal amount of $200,000 (the “Second Note” and, together with the First Note, the “Notes”). Each of the Notes bore interest at 7% per annum, had an original term of 24 months, and permitted voluntary conversion of principal into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to a beneficial ownership limitation and the other terms of the Notes. Both Notes had matured, and the aggregate amount outstanding under the Notes as of June 30, 2026 was $1,587,439.64.

On July 10, 2026, subsequent to the balance sheet date, the Company entered into a Promissory Note & Loan Modification and Forbearance Agreement (the “Forbearance Agreement”) with the Holder. Under the Forbearance Agreement, the Company is required to pay the Holder an aggregate amount of $1,675,000 (the “Payment Amount”), which includes all accrued interest on the outstanding obligations under the Notes through the end of the term of the installment schedule. The Payment Amount is payable in 19 monthly installments commencing July 30, 2026 and ending January 15, 2028, consisting of four payments of $25,000, three payments of $50,000, three payments of $75,000, four payments of $100,000, three payments of $150,000, and two payments of $175,000. No additional interest accrues on the Payment Amount so long as no default has occurred and is continuing. If the Company timely pays in full each of the first 18 installments and no default is continuing, the Holder will apply a $30,000 timely payment discount, reducing the final installment due January 15, 2028 from $175,000 to $145,000. The Company may prepay all or any portion of the Payment Amount at any time without premium or penalty.

The Holder agreed to forbear from exercising its rights and remedies under the Notes through the earliest of March 1, 2028, an uncured default under the Forbearance Agreement, or a written termination agreed by the parties, and the term of the Notes was extended to March 1, 2028. The Forbearance Agreement provides for a 10 business day grace period following each installment date and an additional 10 calendar day cure period following written notice of default before the Holder may exercise remedies. Upon an uncured default, the unpaid portion of the Payment Amount becomes immediately due and payable and bears interest at 5% per annum, and the Holder must elect to pursue remedies under either the Forbearance Agreement or the Notes, but not both. The Forbearance Agreement contains mutual releases of claims relating to the Notes, with the Company’s release effective as of July 10, 2026 and the Holder’s release effective upon payment of the Payment Amount in full. Upon payment in full of the Payment Amount, less any applicable timely payment discount, all obligations of the Company under the Notes and the Forbearance Agreement will be deemed fully satisfied, discharged, and extinguished. The Forbearance Agreement does not constitute a novation or accord and satisfaction of the indebtedness under the Notes and is governed by the laws of the State of California.

The Holder’s conversion right under the Notes was expressly reserved. The Holder may convert principal into shares of the Company’s common stock at $1.00 per share at any time in accordance with the terms of the Notes, including the applicable beneficial ownership limitation, in which case the principal so converted will reduce the Payment Amount on a dollar-for-dollar basis and the remaining scheduled installments will be reduced in reverse chronological order. Any shares issued on conversion would be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, and could be dilutive to existing stockholders.

The Company reported its entry into the Forbearance Agreement in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2026. The Forbearance Agreement constitutes a non-recognized subsequent event, and accordingly no adjustment has been made to the accompanying financial statements as of June 30, 2026. The Company is evaluating the accounting treatment of the modification under ASC 470-50 and, as applicable, ASC 470-60, which will be reflected in its financial statements for a subsequent period.

On July 16, 2026, Al Shola Gas, a 51%-owned subsidiary of the Company, entered into a RAKfinance Loan Application and Agreement (Agreement No. 20757553) with The National Bank of Ras Al Khaimah (P.S.C.) (“RAKBANK”) and received a loan in the principal amount of AED 1,540,500 (approximately $419,469) for business expansion. The loan has a 36-month tenor and bears interest at RAKBANK’s SME Prime Rate plus 5.00% per annum, calculated on a daily reducing balance basis. The SME Prime Rate is a variable rate determined by RAKBANK from time to time in its sole discretion. The approved repayment schedule dated July 22, 2026 reflects an effective interest rate of approximately 20.50% per annum. The loan agreement states a repayable balance of AED 2,083,428 (approximately $567,269), calculated as 36 equal monthly installments of AED 57,873 (approximately $15,758), with the first installment due on August 15, 2026. Under the approved repayment schedule, which reflects the daily reducing balance methodology, the aggregate of the 36 scheduled installments (including a reduced final installment) is AED 2,076,988.60 (approximately $565,513). Al Shola Gas paid processing fees of AED 42,525 (approximately $11,579) in connection with the loan. The loan agreement requires Al Shola Gas to obtain and maintain a credit life insurance policy (the “Loan Shield Insurance Policy”) in an amount equal to the loan amount, assigned in favor of RAKBANK as additional collateral security. The Loan Shield Insurance Policy premiums payable over the term of the loan are projected to total AED 5,139.26 (approximately $1,399). The loan is also supported by an undated security cheque, security over bank accounts, personal guarantees, and restrictive covenants, including account-routing requirements, a nine-month restriction on additional bank borrowings, and RAKBANK consent rights over certain ownership or control changes.

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

Use of Terms

Except as otherwise indicated by the context, references in this Quarterly Report to the “Company,” “we,” “us,” “our,” or “QIND” refer to Quality Industrial Corp., a Nevada corporation; and “common stock” refers to the Company’s common stock, par value $0.001 per share. References in this Quarterly Report to “Al Shola Gas” or “ASG” refer to Al Shola Al Modea Gas Distribution L.L.C., a United Arab Emirates (“UAE”) company, a 51.0%-owned subsidiary of the Company. References in this quarterly report to “Fusion Fuel” are to Fusion Fuel Green PLC, an Irish public limited company, the owner of approximately 51.8% of the common stock as of June 30, 2026. References in this Quarterly Report to “LPG” refer to liquified petroleum gas.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are also made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words and phrases such as “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “seeks,” “future,” “continue,” “plan,” “target,” “predict,” “potential,” “outlook,” “guidance,” “forecast,” or the negative form of these words and phrases or other comparable expressions. All statements other than statements of historical facts are forward-looking statements, including, without limitation, statements regarding our financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations, and the assumptions underlying or relating to any such statements. These forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business, the economy, and other future conditions, and involve significant risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements.

The forward-looking statements included in this Quarterly Report relate to, among other things:

●	the expected delivery and operational deployment of new LPG Bobtail trucks and smaller-capacity Bobtail units to expand fleet capacity and distribution efficiency;
●	the anticipated increase in daily operational capacity from approximately 27 metric tons to approximately 35 metric tons following vehicle deployment;
●	anticipated increases in revenues during the second half of fiscal 2026, including following the resolution of certain project pricing inefficiencies;
●	anticipated increases in operating expenses in connection with the Company’s subsidiary expansion plan;
●	the Company’s plans for growth and expansion of Al Shola Gas’s operations, including resource allocation and planned investments in vehicles and infrastructure;
●	the availability and timing of additional financing from Fusion Fuel, the Company’s parent company, and the Company’s ability to continue as a going concern;
●	the expected impact of ongoing military conflict in the Middle East on the Company’s operations, supply chain, and financial condition; and
●	potential effects of supply chain disruptions on the procurement of critical materials and specialized equipment and the resulting impact on project installation timelines.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those described below and elsewhere in this Quarterly Report and in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026 (the “Annual Report”), and “Risks Related to Our Gas Distribution Business” in Exhibit 99.2 to the Report on Form 6-K furnished by Fusion Fuel with the SEC on July 29, 2026.

Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC.

●	the escalation of military conflict among Iran, the United States, Israel, and other belligerents, including the effective closure of the Strait of Hormuz to commercial shipping, attacks on UAE port infrastructure, the uncertain status of the ceasefire and memorandum of understanding between the United States and Iran, Iran’s stated intention to impose transit fees and assert sovereignty over the Strait, and the resulting disruption to Al Shola Gas’s LPG supply chains, procurement costs, and core operations in the UAE;
●	the Company’s ability to continue as a going concern and to generate sufficient revenues and raise capital within one year from the date of filing;
●	the Company’s dependence on financial support from Fusion Fuel, the Company’s parent company, including uncertainty as to the timing and amount of Fusion Fuel’s future capital raises and the continued availability of intercompany loans;
●	the possibility that previous loans from Fusion Fuel will be required to be repaid if the transactions contemplated by the Fusion Fuel Acquisition Agreement (as defined in “Liquidity and Capital Resources – Going Concern”) are unwound;
●	the Company’s outstanding defaults under multiple convertible promissory notes and the potential consequences thereof, including accelerated obligations, enforcement actions by noteholders, and dilution resulting from note conversions;
●	the Company may be in default under the Share Purchase Agreement, dated as of March 27, 2024, between the Company and Al Shola Gas, as amended by the Amendment Agreement in respect of the Share Purchase Agreement dated as of March 27, 2024, dated as of April 8, 2025, among QIND, Al Shola Gas, and Sanjeeb Safir, Safir Ahammed, and Mohamed Hilal Saeed Muroushad Almheiri (the “ASG Share Purchase Agreement”), as to total cash obligations of up to $11,175,000, which include (i) up to approximately $5,625,000 in quarterly stock or cash tranches; (ii) $1,000,000 in cash; $350,000 for vehicle facilitation; (iii) $2,000,000 from an equity or credit line; and (iv) $2,200,000 in debt financing, as to which $10,155,000 of such cash obligations remained unsatisfied as of June 30, 2026, and the adverse consequences that may result from such default under the ASG Share Purchase Agreement, including loss of ownership of Al Shola Gas, costly dispute resolution or litigation, enforcement proceedings, impairment charges reflected in the Company’s consolidated financial statements, and other adverse consequences under the ASG Share Purchase Agreement;
●	the Company’s indirect and minority economic interest in Al Shola Gas, held through a layered corporate structure, which limits the Company’s ability to control operations, extract cash, and direct strategic decisions at the operating level, and the risk that minority shareholder protections may restrict QIND’s ability to fully direct the operations and capital allocation of Al Shola Gas;
●	Al Shola Gas’s ability to secure and execute new liquefied petroleum gas engineering and distribution projects at anticipated volumes and pricing levels;
●	supply chain disruptions affecting the procurement of critical materials and specialized equipment, which may delay project installation timelines and extend estimated completion dates;
●	risks and potential liabilities inherent in the gas distribution industry, including equipment malfunctions, explosions, uncontrollable flows of gas, personal injury, property damage, environmental liability, and business interruption;
●	the ability of the parties to the Company’s service contracts to obtain all necessary regulatory and other consents and approvals and to deliver all required products and services in connection with contemplated projects;
●	the risks associated with long-term, fixed-price gas distribution project management contracts, including exposure to cost overruns, operating cost inflation, labor shortages, subcontractor performance, and potential claims for liquidated damages;
●	the Company’s ability to attract and retain qualified executive officers and key personnel, particularly following recent changes in executive leadership and board composition;
●	reductions in capital spending by the Company’s gas distribution customers, which may reduce demand for the Company’s services and products;
●	the dilutive effect of conversions under the Company’s outstanding convertible notes and any additional equity or debt financings the Company may pursue;
●	risks associated with operating internationally, including in the UAE, such as foreign currency exchange rate fluctuations, political instability, changes in local laws and regulations, unpredictable legal and regulatory environments, potential changes to the UAE’s visa legislation, the risk of unlawful or arbitrary governmental actions, and the potential imposition of international sanctions on the UAE or entities operating therein;
●	fluctuations in demand for LPG engineering, distribution, and supply services, including potential long-term declines resulting from governmental decarbonization policies and the transition to renewable energy alternatives;
●	volatility in energy markets and commodity prices, including LPG pricing, and the specific impact of Strait of Hormuz disruptions on LPG procurement costs, shipping insurance premiums, and supply availability;
●	the risk of goodwill impairment relating to the $8,411,100 of goodwill recorded in connection with the Company’s acquisition of Al Shola Gas;
●	regulatory approvals and compliance requirements affecting LPG distribution and engineering services in the UAE;
●	the Company’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedures;
●	our future business development, financial condition, and results of operations;
●	fluctuations in general economic and business conditions in the markets in which we operate; and
●	those listed under Part I. Item 1A. “Risk Factors” of the Annual Report and “Risks Related to Our Gas Distribution Business” in Exhibit 99.2 to the Report on Form 6-K furnished by Fusion Fuel with the SEC on July 29, 2026.

Overview

We are an industrial company specializing in the energy sector. Through our 51.0%-owned operating subsidiary, Al Shola Al Modea Gas Distribution L.L.C. (“ASG” or “Al Shola Gas”), we provide comprehensive solutions for the LPG” industry. Our services include consulting, designing, supplying, installing, and maintaining LPG systems, as well as the transportation and supply of LPG in both bulk and cylinder formats. We cater to a diverse range of clients, including commercial buildings, mixed-use apartment complexes, shopping centers, food courts, heavy industries, labor accommodations, catering units, commercial kitchens, and dining establishments. Our mission is to develop a next-generation industrial and energy corporation that meets the increasing global demand for high-quality, cost-effective, and sustainable energy solutions.

Factors Affecting Our Performance

The primary factors affecting our results of operations include, but are not limited to:

●	Revenue Concentration and Subsidiary Dependence. Substantially all of our revenue is generated through our single operating subsidiary, Al Shola Gas, located in the United Arab Emirates. For the six months ended June 30, 2026, revenue was $7,199,666, all of which was attributable to ASG’s operations. This concentration exposes the Company to geographic, regulatory, and sector-specific risks. Any adverse development affecting ASG’s operations, including loss of key contracts, changes in UAE regulations, or disruptions to the LPG market, could have a disproportionate impact on our consolidated results. In addition, the Company’s economic interest in Al Shola Gas is held indirectly through a layered corporate structure, and the Company’s ability to extract cash or direct strategic decisions at the operating level is limited by the 49% minority interest held by individual shareholders of Al Shola Gas, the claims of QIND’s creditors, and the terms of the ASG Share Purchase Agreement

●	Liquidity Constraints and Dependence on Parent Company Financing. Our ability to fund operations and pursue growth initiatives is substantially dependent on financial support from our parent company, Fusion Fuel. As of June 30, 2026, we had cash and cash equivalents of only $150,012 and had received $4,771,169 in loans from Fusion Fuel. These loans are not evidenced by separate loan agreements, do not bear contractual interest or specified maturity dates, and are subject to the terms of the Fusion Fuel Acquisition Agreement. Such loans will be forgiven upon the Preferred Stock Conversion (as defined in the Fusion Fuel Acquisition Agreement) or must be repaid if the transactions contemplated by the Fusion Fuel Acquisition Agreement are unwound. Based on our current projections, our existing cash resources will not be sufficient to meet our anticipated operating and other cash needs through June 30, 2027, unless additional financing is obtained. No assurance can be given that any such financing will be available or that previous loans from Fusion Fuel will not be required to be repaid. If we are unable to obtain sufficient funding, it could adversely affect our ability to execute our business plan and meet our obligations.

●	Convertible Note Defaults and Dilution. As of June 30, 2026, the Company was in default under multiple convertible promissory notes with an aggregate total balance remaining of approximately $2,493,483. Several of these notes carry default interest rates ranging from 15% to 20% and include dilutive conversion features that permit conversion at significant discounts to the market price of our common stock. Certain notes provide for the outstanding amount to become immediately due and payable at 150% to 200% of the then-outstanding principal and accrued interest, and one note includes a liquidated damages charge of 25% of the outstanding balance. As of June 30, 2026, an aggregate of 78,529,424 shares of common stock had been issued upon conversion of these notes. Continued defaults may result in additional enforcement actions, acceleration of obligations, or further dilutive conversions that could materially and adversely affect our financial condition, results of operations, and existing stockholders. If conversions of the convertible notes cause our parent company, Fusion Fuel, to cease to be the majority holder of QIND, then Fusion Fuel may not be able to consolidate QIND’s operations, which could result in delisting proceedings against Fusion Fuel, which, among other potential adverse consequences, may eliminate Fusion Fuel’s ability to continue to finance the Company. On July 10, 2026, the Company entered into a Forbearance Agreement (as defined in “Part II – Other Information – Item 1. Legal Proceedings – Forbearance Agreement”) with RB Capital Partners, Inc., which provided that, as of June 30, 2026, the aggregate amount outstanding under certain convertible promissory notes was $1,587,439.64. The Forbearance Agreement extended the term of the notes to March 1, 2028 and provides for 19 monthly installments totaling $1,675,000, which, if paid, would extinguish the remaining obligations under the notes; however, no assurance can be given that the Company will be able to satisfy any or all payment obligations under the Forbearance Agreement or resolve defaults under the remaining notes on acceptable terms.

●	Acquisition-Related Obligations. The Company has substantial outstanding obligations in connection with its acquisition of 51% of Al Shola Gas. Under the ASG Share Purchase Agreement, the Company’s total cash obligations are up to $11,175,000, which include (i) up to approximately $5,625,000 in quarterly stock or cash tranches; (ii) $1,000,000 in cash; $350,000 for vehicle facilitation; (iii) $2,000,000 from an equity or credit line; and (iv) $2,200,000 in debt financing, as to which $10,155,000 of such cash obligations remained unsatisfied as of June 30, 2026. There is a substantial basis for concluding that the Company’s acquisition by Fusion Fuel constituted a triggering event for QIND’s payment obligations under the ASG Share Purchase Agreement, and that QIND may be in default thereunder. QIND’s ability to cure any such default is uncertain given its recurring operating losses, net capital deficiency, going concern uncertainty, and existing defaults on its outstanding convertible promissory notes. Even if QIND is not required to return its 51% interest in Al Shola Gas, it could be required to pay substantial monetary damages, which it may lack the resources to satisfy. The Company’s ability to meet these obligations depends on, among other things, obtaining additional financing and generating sufficient cash flows from operations. Failure to satisfy these obligations could result in loss of ownership of Al Shola Gas, costly dispute resolution or litigation, enforcement proceedings, impairment charges reflected in the Company’s consolidated financial statements, and other adverse consequences under the ASG Share Purchase Agreement.

●	Geopolitical Conditions. During the six months ended June 30, 2026, military conflict involving Iran, Israel, and the United States escalated sharply in the Middle East region, resulting in disruption to regional energy markets, critical infrastructure, and maritime supply chains upon which our LPG distribution operations depend. The conflict resulted in the effective closure of the Strait of Hormuz to most commercial shipping for a period of time, direct strikes on Dubai’s Jebel Ali port and Abu Dhabi port infrastructure, and threats to designate additional UAE energy facilities as military targets. On April 7–8, 2026, the United States and Iran agreed to a ceasefire, and on June 17, 2026, the parties signed a memorandum of understanding intended to bring the conflict to a formal end. However, as of the date of this filing, the ceasefire and memorandum of understanding appear to have materially deteriorated. As of June 30, 2026, management has not identified a material adverse impact on the Company’s reported financial results for the period. However, the situation remains highly uncertain, and future developments – including a resumption or escalation of hostilities, the imposition of transit fees on the Strait of Hormuz, further disruptions to shipping lanes and port infrastructure, increased LPG procurement and logistics costs, reduced demand for our services, or sanctions affecting trade in the region – could materially and adversely affect the Company’s operations, supply chain, costs, and financial results. There can be no assurance that the ceasefire will hold or that the Company will be able to pass increased procurement and logistics costs through to its customers.

●	Operational, Regulatory, and Market Risks of Gas Distribution. Our gas distribution business involves significant logistical challenges, including supply chain dependencies, fluctuating commodity prices, and transportation risks. Any disruptions in the supply of LPG due to geopolitical instability, supplier constraints, or global market fluctuations could result in increased costs or an inability to meet customer demand. In addition, the gas distribution industry is highly regulated, with stringent safety and environmental requirements governing the storage, handling, and transportation of flammable and hazardous materials. Compliance with evolving regulations may require costly upgrades to infrastructure, operational adjustments, or additional licensing. Non-compliance could result in fines, operational restrictions, or liability claims. As governments worldwide advocate for decarbonization and renewable energy alternatives, demand for LPG and other traditional gas products may decline over time, which could force the Company to adapt its business model or face revenue erosion.

●	Competitive Dynamics and Commodity Price Exposure. We operate in highly competitive markets, and our financial performance is sensitive to both competitive pricing pressures and fluctuations in gas commodity prices. When gas prices decline, customers may demand lower prices, which could reduce our gross profit and cash flow. Conversely, when gas prices increase, we may be unable to pass along cost increases to our customers due to the terms of existing contracts, competitive dynamics, or regulatory constraints, which could compress our margins. Revenue decreased year-over-year for both the three and six months ended June 30, 2026, and pricing and competitive conditions may continue to affect our results.

●	Supply Chain Dependence. Our operations require substantial amounts of raw materials, specialized equipment, and parts from suppliers. The availability and pricing of these materials are subject to disruption due to geopolitical instability, supplier constraints, labor disruptions, catastrophic weather events, and prevailing market conditions. During the six months ended June 30, 2026, operational challenges persisted regarding the procurement of critical materials and specialized equipment, and ongoing supply chain disruptions may delay project installation timelines, extending estimated completion and handover dates for active projects. Any sustained disruption in the supply of, or significant increases in the price of, raw materials or specialized equipment could have a material adverse effect on our results of operations and cash flows.

In addition to the factors described above, our financial performance may be affected by the factors described under “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and the risk factors described in Part I, Item 1A of the Annual Report and “Risks Related to Our Gas Distribution Business” in Exhibit 99.2 to the Report on Form 6-K furnished by Fusion Fuel with the SEC on July 29, 2026.

Recent and Planned Developments

Bank Loan

On July 16, 2026, ASG entered into a RAKfinance Loan Application and Agreement (Agreement No. 20757553) with The National Bank of Ras Al Khaimah (P.S.C.) (“RAKBANK”) and received a loan in the principal amount of AED 1,540,500 (approximately $419,469) for the purpose of business expansion. The loan has a tenor of 36 months and bears interest at RAKBANK’s SME Prime Rate plus 5.00% per annum (the “Loan Interest Rate”), calculated on a daily reducing balance basis. The SME Prime Rate is an interest rate determined by RAKBANK in its sole discretion from time to time and is not pegged to any external benchmark or central bank reference rate; RAKBANK may change the SME Prime Rate at any time by notice published in one or more newspapers in the UAE, on notice boards at RAKBANK branches, or on RAKBANK’s website. Accordingly, the Loan Interest Rate is a variable rate subject to change at RAKBANK’s discretion. The approved repayment schedule dated July 22, 2026 reflects an effective Loan Interest Rate of approximately 20.50% per annum. The loan agreement states a repayable balance of AED 2,083,428 (approximately $567,269), calculated as 36 equal monthly installments of AED 57,873 (approximately $15,758), with the first installment due on August 15, 2026. Under the approved repayment schedule, which reflects the daily reducing balance methodology, the aggregate of the 36 scheduled installments (including a reduced final installment) is AED 2,076,988.60 (approximately $565,513). The Loan Shield Insurance Policy (as defined below) premiums payable over the term of the loan are projected to total AED 5,139.26 (approximately $1,399). ASG paid processing fees of AED 42,525 (approximately $11,579) in connection with the loan.

Interest Rate. RAKBANK may change the Loan Interest Rate at any time by notice to ASG to the extent permitted by law. Any rate increase will be achieved by retaining the monthly installment amount and extending the tenor of the loan, rather than increasing the monthly payment, thereby increasing the total cost of borrowing.

Security. The loan is secured by (i) an undated security check of AED 2,083,428, and (ii) a security agreement over bank accounts. The loan agreement also requires ASG to obtain and maintain a credit life insurance policy (the “Loan Shield Insurance Policy”) in an amount equal to the loan amount, assigned in favor of RAKBANK as additional collateral security for all indebtedness under the loan. RAKBANK is authorized to debit premium payments for the Loan Shield Insurance Policy directly from ASG’s bank accounts.

Guarantee. Safir Ahammed and Sanjeeb Safir, both minority shareholders of ASG, have provided joint and several personal guarantees of all obligations under the loan. Mr. Safir also serves as the Company’s Chief Operating Officer. Their liability extends to the full loan amount plus interest, penalty interest, additional charges, and any interest arising from instalment deferrals or rate increases. The guarantee constitutes a primary obligation that continues without limitation until the loan is fully repaid, survives the death or bankruptcy of the guarantor, and remains in place irrespective of whether the guarantor exits or sells his shares in ASG.

Late Payment. If any monthly installment is not received on the relevant due date, RAKBANK may charge late payment interest at 2% above the Loan Interest Rate, plus all costs, charges, and expenses incurred by the Bank in enforcing its rights, including legal expenses.

Restrictive Covenants. The loan agreement contains restrictive covenants, including requirements that ASG (i) route at least 25% of its monthly business, including POS transactions, through RAKBANK; (ii) deposit all checks and cash through its RAKBANK account; and (iii) not incur any additional bank borrowings for nine months following disbursement. In addition, without the prior written consent of RAKBANK, ASG may not undertake or permit any merger, reorganization, or change of ownership or management control, and no shareholder of ASG may transfer or sell shares without the Bank’s consent. In the event of a breach of any covenants or a failure to submit required documents to RAKBANK’s satisfaction, the loan interest rate is subject to increase by 2% per annum, and RAKBANK is authorized to recover additional amounts attributable to the increased rate.

Prepayment. ASG may prepay all or part of the outstanding amounts upon written notice, subject to an additional prepayment charge as detailed in RAKBANK’s Service and Price Guide.

Installment Deferral. Any installment deferral agreed to by RAKBANK in its sole discretion will result in additional interest and an extension of the final repayment date, increasing the total repayable balance.

Events of Default and Acceleration. The full indebtedness becomes immediately due and payable upon, among other things: (a) failure to make any payment when due; (b) breach of any undertaking or covenant; (c) any representation proving incorrect or misleading; (d) insolvency or bankruptcy proceedings against ASG or any guarantor; (e) dishonor of any check supplied to the Bank; (f) any material adverse change in the financial position or business of ASG or any guarantor; or (g) any merger, change of ownership or control, or share transfer without RAKBANK’s prior written consent. Upon acceleration, the Bank may charge additional late payment interest and recover all enforcement costs and legal expenses.

Indemnification. ASG must fully indemnify RAKBANK from any expense, loss, damage, or liability incurred under or in connection with the loan documents, including as a consequence of any event of default.

Set-Off. RAKBANK may, at any time and without notice, combine or consolidate amounts standing to the credit of any ASG accounts and set them off against sums due under the loan, whether such liabilities are actual or contingent, primary or collateral.

Expenses. ASG must reimburse RAKBANK on demand for all expenses incurred in the preparation, execution, enforcement, or preservation of any rights under the loan documents, including administrative costs and legal expenses on a full indemnity basis.

Transaction Costs. ASG is responsible for all transaction costs, registration fees, and similar taxes payable in connection with the loan documents, and must indemnify RAKBANK against any liabilities from delay or omission to pay such taxes.

Governing Law and Jurisdiction. The loan is governed by UAE law, with the exclusive jurisdiction of the Courts of Ras Al Khaimah, subject to RAKBANK’s right to initiate proceedings in any other court of competent jurisdiction.

Business Developments

Subsequent to June 30, 2026, ASG ordered a number of smaller-capacity Bobtail units to further optimize distribution efficiency within highly congested urban corridors, specifically the Deira and Bur Dubai market areas of Dubai, UAE.

During the third quarter of 2026, the Company expects to take delivery of a new LPG Bobtail truck with a capacity of 17,800 liters. The integration of this asset into the Company’s active fleet is projected to increase daily operational capacity from 27 metric tons (MT) to approximately 35 MT. Management anticipates that the addition of this vehicle will mitigate existing logistics bottlenecks, thereby driving incremental volume growth and positively impacting revenues in the periods following deployment.

Management anticipates an increase in revenues during the second half of fiscal 2026, following the resolution of certain project pricing inefficiencies. However, operational challenges persist regarding the procurement of critical materials and specialized equipment. Ongoing supply chain disruptions may delay project installation timelines, thereby extending estimated completion and handover dates for specific active projects.

Results of Operations for the Three Months Ended June 30, 2026, and 2025

Revenue

Revenue decreased to $3,534,006 for the three months ended June 30, 2026, from $4,009,461 for the corresponding period in 2025. The decrease in revenue was primarily attributable to lower sales volumes compared with the corresponding period in the prior year.

Gross Profit

Gross profit decreased to $1,031,940 for the three months ended June 30, 2026, from $1,320,106 for the three months ended June 30, 2025. The decrease in gross profit was primarily attributable to lower revenue during the three months ended June 30, 2026.

Operating Expenses

Operating expenses were $899,810 for the three months ended June 30, 2026, compared to $879,647 for the three months ended June 30, 2025. The increase in operating expenses for the three-month period was primarily attributable to higher professional fees and increased depreciation and amortization expenses.

We anticipate that our operating expenses will increase as we undertake our subsidiary expansion plan. The increase is anticipated to be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

Total other expenses were $48,497 for the three months ended June 30, 2026, compared to $283,948 for the three months ended June 30, 2025. The decrease in other operating expenses was primarily due to reduced interest and discount-related expenses on convertible notes.

Other Income

Other income was $1,375 for the three months ended June 30, 2026, while there was no other income for the corresponding period ended June 30, 2025. The increase in other income was primarily due to credit card fee income recognized during the period.

Net Income (Loss)

Net income was $64,926 for the three months ended June 30, 2026, compared to net income of $99,191 for the three months ended June 30, 2025. The decrease in net income was primarily due to lower revenue.

Results of Operations for the Six Months Ended June 30, 2026, and 2025

Revenue

Revenue decreased to $7,199,666 for the six months ended June 30, 2026, from $7,630,934 for the corresponding period in 2025. The decrease in revenue was primarily attributable to lower sales volumes compared with the corresponding period in the prior year.

Gross Profit

Gross profit decreased to $2,032,540 for the six months ended June 30, 2026, from $2,275,492 for the six months ended June 30, 2025. The decrease in gross profit was primarily attributable to lower revenue during the six months ended June 30, 2026.

Operating Expenses

Operating expenses were $1,724,590 for the six months ended June 30, 2026, compared to $2,782,155 for the six months ended June 30, 2025. The decrease in operating expenses was primarily attributable to lower administrative and operating costs resulting from the non-recurrence of discretionary bonus payments to management totaling $1,020,000 that were incurred during the corresponding period in 2025.

We anticipate that our operating expenses will increase as we undertake our subsidiary expansion plan. The increase is anticipated to be attributable to administrative and operating costs associated with our business activities and the professional fees associated with our reporting obligations.

Other Expenses

For the six months ended June 30, 2026, total other expenses were $32,311, compared to $569,366 for the same period in 2025. The decrease in other operating expenses was primarily due to reduced interest and discount-related expenses on convertible notes.

Other Income

Other income was $37,527 for the six months ended June 30, 2026, while there was no other income for the corresponding period ended June 30, 2025. The increase in other income was primarily due to the recognition of $35,000 of income arising from the waiver of outstanding consultancy fees by a third-party service provider, together with credit card fee income recognized during the period.

Net Income (Loss)

Net income was $198,150 for the six months ended June 30, 2026, compared to net loss of $(1,160,415) for the six months ended June 30, 2025. The improvement in results for the six-month period was primarily attributable to the non-recurrence of a one-time discretionary bonus payment of $1,020,000 to management, which was awarded during the first quarter of 2025 in connection with the Company’s acquisition by Fusion Fuel and the subsequent capital raising.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $150,012, total current assets of $7,367,803, and total current liabilities of $18,127,438. Our primary sources of liquidity are financial support from our parent company, Fusion Fuel. We may also obtain additional liquidity through equity issuances and debt financings. Our primary liquidity requirements consist of funding working capital, operating expenses, strategic acquisitions, and the costs associated with being a public reporting company. Based on our current projections, we expect to require additional financing to support our operations, strategic acquisitions, and other growth initiatives beyond the near term.

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

The Company will require additional financing to fund its operations beyond the near term. Based on our current projections, our existing cash resources will not be sufficient to meet our anticipated operating and other cash needs through June 30, 2027, and for at least 12 months beyond that period, unless additional financing is obtained, including the costs associated with being a public reporting company. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

As of June 30, 2026, the Company had received $4,771,169 in loans from its parent company, Fusion Fuel. The loans are not evidenced by separate loan agreements and do not bear contractual interest or specified maturity dates. The loans are subject to the terms of the Stock Purchase Agreement, dated November 18, 2024, among the Company, and certain other stockholders of the Company (the “Fusion Fuel Acquisition Agreement”). Under the Fusion Fuel Acquisition Agreement, Fusion Fuel will make loans of one-half of the net proceeds (or such lesser amount as agreed to by the parties) to QIND from certain capital raises by Fusion Fuel. Such loans will be (i) forgiven upon the Preferred Stock Conversion (as defined in the Fusion Fuel Acquisition Agreement), or (ii) repaid if the Transactions (as defined in the Fusion Fuel Acquisition Agreement) are unwound in accordance with the provisions of the Fusion Fuel Acquisition Agreement. For the 12 months ending June 30, 2027, the Company anticipates that Fusion Fuel, the Company’s parent company, will provide additional financing in connection with the operations of Al Shola Gas. In addition, the Company anticipates that Fusion Fuel will provide all compensation required by our executive officers, other than our Chief Operating Officer and Managing Director Middle East, Sanjeeb Safir. No assurance can be given that any such financing will be available, if and when required. No assurance can be given that previous loans from Fusion Fuel will not be required to be repaid. If we are unable to obtain sufficient funding, it could adversely affect our ability to execute our business plan and meet our obligations.

Summary of Cash Flow

The following table provides detailed information about our net cash flows for the six months ended June 30, 2026, and June 30, 2025:

	Six Months Ended June 30,
	2026	2025
Net cash (used in) operating activities	$(341,094)	$(514,600)
Net cash (used in) investing activities	(179,578)	(219,792)
Net cash provided by financing activities	244,036	805,548
Effect of exchange rate changes on cash and cash equivalents	63	-
Net change in cash and cash equivalents	(276,636)	71,156
Cash and cash equivalents – beginning of period	426,585	225,582
Cash and cash equivalents – end of period	$150,012	$296,738

Net cash used in operating activities was $(341,094) for the six months ended June 30, 2026, and was $(514,600) for the six months ended June 30, 2025. The decrease in net cash used in operating activities was primarily attributable to the improvement in operating results, as the Company reported net income of $198,150 for the six months ended June 30, 2026, compared to a net loss of $1,160,415 for the corresponding prior-year period, a reduced increase in accounts receivable from approximately $0.6 million to approximately $0.03 million, and a smaller decrease in accounts payable from approximately $0.7 million in the prior period to approximately $0.1 million in the current period, offset primarily by a reduced increase in other current liabilities from approximately $1.2 million to approximately $0.09 million, a decrease of approximately $0.4 million in finance cost, a change from an inventory drawdown of approximately $0.3 million to an inventory increase of approximately $0.06 million, an increase in related party receivables of approximately $0.2 million, and an approximately $0.1 million larger increase in deposits, prepayments and advances.

Net cash used in investing activities was $(179,578) for the six months ended June 30, 2026, and was $(219,792) for the six months ended June 30, 2025. The decrease in net cash used in investing activities was primarily due to reduced payments made toward the purchase consideration payable to ASG shareholders from $200,000 to $20,000, partially offset by additions to fixed assets.

Net cash provided by financing activities was $244,036 for the six months ended June 30, 2026, and was $805,548 for the six months ended June 30, 2025. The decrease in cash provided by financing activities was primarily due to lower financing from the Company’s parent company, which decreased from $1,060,684 during the corresponding prior-year period to $343,632 during the current period.

Summary of Future Lease Obligations

QIND has a virtual office at 505 Montgomery Street, San Francisco, California. The cost per month is $73 and is renewed annually.

Set forth in the table below is information regarding Al Shola Gas’ leased facilities, including the lease term, and annual rent amounts.

Location	Lease Term	Annual Rent
Office at Hamsah Building, O/112, Zabeel Road, Dubai, UAE	May 10, 2026 to May 9, 2027	$38,931
Office at Hamsah Building, O/307, Zabeel Road, Dubai, UAE	January 7, 2026 to January 6, 2027	$7,306
Office at Al Yousef Building, Dubai, UAE	January 1, 2026 to December 31, 2026	$17,698
Gas Warehouse Unit No. L723, Plot No. 0243-0154, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, UAE	March 1, 2026 to February 28, 2027	$7,110
Gas Store Unit No. L705, Plot No. 0243-0171, Baghdad Street, Al Qusais Industrial Area 2, Al Qusais, Dubai, UAE	March 1, 2026 to February 28, 2027	$7,110
Warehouse Plot No: 987-1006, Al Layan 1, DIC, Dubai, UAE	March 26, 2025 to September 25, 2026	$2,927
Employee Accommodation, 17 Units, Plot No: 483-0, Muhaisanah Second, Dubai, UAE	February 1, 2026 to January 31, 2027	$166,644
Employee Accommodation, Fortuna Global Real Estate, Dubai, UAE	January 20, 2026 to January 31, 2027	$26,983
Employee Accommodation, Al Nabbah Real Estate, Dubai, UAE	April 3, 2026 to March 2, 2027	$10,783
Total		$285,492

Property rent expenses for the three and six months ended June 30, 2026, consisted of the following:

Rent Expense	Amount ($)
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Office Rent Expenses	$15,561	$30,333
Warehouse/Store Rent Expenses	$5,042	$9,281
Labor Accommodation Rent Expenses	50,689	90,957
Total	71,292	130,571

In addition, the Company has payment obligations under certain vehicle leases.

The following table summarizes the Company’s future lease financial obligations by period in which payment is expected, as of June 30, 2026:

	Short-Term	Long-Term	Total
Property Leases*	$155,794	$0	$155,794
Vehicle Leases	$169,898	$208,640	$378,538
Total Lease Obligations	$325,692	$208,640	$534,332

* Property leases are primarily one-year office, warehouse, store, and employee accommodation leases. Such leases have terms of 12 months or less and thus qualify for the short-term lease exemption under ASC 842 and are not recognized on the balance sheet as lease liability. Instead, unpaid lease-related amounts at period-end are included in accounts payable.

Convertible Notes

The Company’s outstanding debt obligations as of June 30, 2026, consisted primarily of convertible promissory notes, which are as follows:

									Cumulative Repayments					Cumulative Conversions												Total Balance Remaining
Lender	Date of Issue	Maturity Date	Initial Interest Rate (%)	Default Interest Rate (%)	Original Principal Amount	Total Default Interest/Fees Incurred Since Issuance (Before Repayments and Conversions)		Total Interest Accrued Since Issuance (Before Repayments and Conversions)	Principal Repayments	Default Interest and Fees Repayments	Accrued Interest Repayments	Total Repayments		Principal Converted		Default Interest and Fees Converted		Accrued Interest Converted		Total Amount Converted		Conversion Price per Share		Total Number of Common Shares Issued		Principal Outstanding	Default Interest and Fees Outstanding	Accrued Interest Outstanding	Total Balance Remaining
					$	$		$	$	$	$	$		$		$		$		$		$				$	$	$	$
RB Capital Partners Inc.(1)	August 3, 2022	March 1, 2028(1)	7%	-	1,100,000	-		301,249	-	-	-	-		-		-		-		-		-	(1)	-		1,100,000	-	301,249	1,401,249
RB Capital Partners Inc.(2)	March 17, 2023	March 1, 2028(2)	7%	-	200,000	-		43,895	57,705	-	-	57,705		-		-		-		-		-	(2)	-		142,295	-	43,895	186,190
Jefferson Street Capital LLC	May 23, 2023	February 23, 2024	6.5%	15%	220,000	138,963		34,416	-	-	-	-		220,000	(3)	36,509	(3)	16,486	(3)	272,995	(3)	-	(3)	13,524,647	(3)	-	102,454	17,930	120,384
Sky Holdings Ltd	June 16, 2023	December 16, 2023	7%	-	550,000	-		106,051	-	-	-	-		77,000	(4)	-		35,863	(4)	112,863	(4)	0.0375	(4)	3,009,680	(4)	473,000	-	70,188	543,188
Lorlev 26 Irrevocable Trust	December 20, 2023	December 20, 2024	- (5)	-	100,000	-		29,000	100,000		20,000	120,000	(6)	-		-		-		-	(7)	-		-		-	-	9,000	9,000
Exchange Listing LLC	February 6, 2024	August 6, 2024	10%	20%	35,000	-		15,712	-	-	-	-		-		-		-		-	(8)	-		-		35,000	-	15,712	50,712
Jefferson Street Capital LLC(9)	May 21, 2024	February 21, 2025	10%	15%	71,500	44,769		18,906	-	-	-	-		71,500		44,769		1,500		117,769	(10)	-		61,995,097		-	-	17,406	17,406
J.J. Astor & Co(11)	September 20, 2024	June 30, 2025	0%	16%	405,000	37,462	(12)	84,317	323,963	37,462	-	361,425		-		-		-		-	(13)	-		-		81,037	-	84,317	165,354
Total					2,681,500	221,195		633,546	481,668	37,462	20,000	539,130		368,500		81,278		53,849		503,627		-		78,529,424		1,831,332	102,454	559,697	2,493,483

(1)	As of June 30, 2026, the Company was in default under the Notes. Each of the Notes bears interest at 7% per annum, has an original term of 24 months, and permits voluntary conversion of principal into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to beneficial ownership limitations and the other terms of the Notes (as defined in “Part II – Other Information – Item 1. Legal Proceedings – Forbearance Agreement”). As of June 30, 2026, the Notes had originally matured on August 3, 2024 and March 17, 2025, respectively. On July 10, 2026, the Company entered into the Forbearance Agreement (as defined in “Part II – Other Information – Item 1. Legal Proceedings – Forbearance Agreement”) with the Holder (as defined in “Part II – Other Information – Item 1. Legal Proceedings – Forbearance Agreement”), which provided that the aggregate amount outstanding under the Notes as of June 30, 2026 was $1,587,439.64. Pursuant to the Forbearance Agreement, the Company is required to pay an aggregate amount of $1,675,000 (the “Payment Amount”), inclusive of all accrued interest, in 19 monthly installments commencing July 30, 2026 and ending January 15, 2028. No additional interest accrues so long as no default has occurred and is continuing. If the Company timely pays each of the first 18 installments and no default is continuing, a $30,000 timely payment discount will reduce the final installment from $175,000 to $145,000. The Company may prepay at any time without premium or penalty. The Holder’s conversion right was expressly reserved; any principal converted at $1.00 per share reduces the Payment Amount dollar-for-dollar. The Holder agreed to forbear from exercising remedies during a period ending on the earliest of March 1, 2028, an uncured default, or a written termination agreement, and the term of the Notes was extended to March 1, 2028. The Forbearance Agreement provides for a 10-business-day grace period following each installment date and an additional 10-calendar-day cure period following written notice of default. Upon an uncured default, the unpaid Payment Amount becomes immediately due and payable, interest accrues at 5% per annum, and the Holder must irrevocably elect to pursue remedies under either the Forbearance Agreement or the Notes, but not both. The Forbearance Agreement contains mutual releases of claims relating to the Notes, and upon payment in full of the Payment Amount (less any applicable timely payment discount), all obligations under the Notes and the Forbearance Agreement will be deemed fully satisfied, discharged, and extinguished. The Forbearance Agreement does not constitute a novation or accord and satisfaction of the indebtedness under the Notes. See “Part II – Other Information – Item 1. Legal Proceedings – Forbearance Agreement”.

(2)	See footnote (1).

(3)	The note may be converted by the holder at the initial conversion price of $0.35 per share, subject to adjustment. Upon an event of default, the holder may convert the note using the common stock’s lowest trading price during the period commencing on the date of default discounted by 35%. $1,500 will be added to principal for each conversion. As of June 30, 2026, the holder had converted an aggregate of $272,995, consisting of $220,000 of principal, $36,509 of default interest and fees, and $16,486 of accrued interest into 13,524,647 shares of common stock at a conversion price determined in accordance with the event of default conversion terms set forth in the Note, as the Note was in default at the time of conversion.

(4)	The note was initially convertible by the holder at the initial conversion price of $0.35 per share. On May 16, 2024, the note was amended to have a conversion price equal to $0.0375 per share. As of March 31, 2026, the holder had converted $77,000 of principal and $35,863 of accrued interest into 3,009,680 shares of common stock at a conversion price of $0.0375 per share.

(5)	20% interest will be charged on the day the Company receives funding in connection with an initial public offering, and thereafter 15% per annum will be charged.

(6)	On September 2, 2025, the lender and the Company entered into a settlement agreement to resolve amounts outstanding under this note. Pursuant to the settlement agreement, the parties agreed to settle the $100,000 principal amount, together with $29,000 of accrued interest as of June 30, 2025 (notwithstanding that $29,589 of interest had accrued under the note as of June 30, 2025), for an aggregate settlement amount of $129,000. The settlement amount is payable in installments consisting of an initial payment of $30,000 due by September 10, 2025, followed by monthly payments of $15,000 due on the 15th of each month thereafter until the settlement amount is paid in full.

(7)	The note may be converted by the holder at an initial conversion price equal to a 50% discount of the Company’s listing price, subject to adjustment.

(8)	The note may be converted by the holder at the initial conversion price equal to the price reflecting a discount of 35% to the volume weight average price of the Company’s common stock for the five days before any conversion, subject to adjustment.

(9)	Ilustrato Pictures International Inc. is a guarantor under the note.

(10)	The note may be converted by the holder at the initial conversion price of $0.03 per share, subject to adjustment. Upon an event of default, the holder may convert the note using the common stock’s lowest trading price during the period commencing on the date of default discounted by 20%. $1,500 will be added to principal for each conversion. As of June 30, 2026, the holder had converted an aggregate of $117,769, consisting of $71,500 principal, $44,769 of default interest and fees, and $1,500 of accrued interest into 61,995,097 shares of common stock at a conversion price determined in accordance with the event of default conversion terms set forth in the Note, as the Note was in default at the time of conversion.

(11)	The note ranks senior to other debt and is secured by all assets of the Company.

(12)	Reflects a default fee equal to an increase of principal outstanding to 110% of the principal outstanding due to the occurrence of an event of default under the note.

(13)	The note may be converted by the holder at the initial conversion price equal to 80% of the average of the four lowest volume weighted average closing prices of the Company’s common stock over the 20 trading days immediately prior to each permitted conversion of the note, subject to adjustment. The Company is required to file a resale registration statement with the SEC within 60 days of any default or event of default and register for resale all shares of common stock issued under the note within 90 days of any default or event of default.

Related-Party Debt

As of June 30, 2026, the Company had received $4,771,169 in loans from its parent company, Fusion Fuel. The loans are not evidenced by separate loan agreements and do not bear contractual interest or specified maturity dates. The loans are subject to the terms of the Stock Purchase Agreement, dated November 18, 2024, among the Company, and certain other stockholders of the Company (the “Fusion Fuel Acquisition Agreement”). Under the Fusion Fuel Acquisition Agreement, Fusion Fuel will make loans of one-half of the net proceeds (or such lesser amount as agreed to by the parties) to QIND from certain capital raises by Fusion Fuel. Such loans will be (i) forgiven upon the Preferred Stock Conversion (as defined in the Fusion Fuel Acquisition Agreement), or (ii) repaid if the Transactions (as defined in the Fusion Fuel Acquisition Agreement) are unwound in accordance with the provisions of the Fusion Fuel Acquisition Agreement.

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

ASU 2017-04, Simplifying the Test for Goodwill Impairment, has been effective for fiscal years beginning after December 15, 2019, and has been adopted by the Company. Under this standard, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total goodwill allocated to that reporting unit. The Company applies this simplified one-step impairment test in its annual goodwill assessment. As noted above, no impairment was identified as of June 30, 2026.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe may have a material adverse effect on our business, financial condition, or operating results, other than as disclosed below.

Forbearance Agreement

On July 10, 2026, the Company entered into a Promissory Note & Loan Modification and Forbearance Agreement, dated as of July 10, 2026 (the “Forbearance Agreement”), with RB Capital Partners, Inc., a California corporation (the “Holder”). The Forbearance Agreement relates to (i) a Convertible Promissory Note, dated August 3, 2022, issued by the Company to the Holder in the original principal amount of $1,100,000 (the “First Note”), and (ii) a Convertible Promissory Note dated March 17, 2023, issued by the Company to the Holder in the original principal amount of $200,000 (the “Second Note” and, together with the First Note, the “Notes”). Each of the Notes bears interest at a rate of 7% per annum, has an original term of 24 months, and permits voluntary conversion of principal into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to the terms and limitations set forth in the Notes. Both Notes matured prior to the date of the Forbearance Agreement. The Forbearance Agreement provides that, as of June 30, 2026, the aggregate amount outstanding under the Notes was $1,587,439.64.

Pursuant to the Forbearance Agreement, the Company is required to pay the Holder an aggregate Payment Amount of $1,675,000. The Forbearance Agreement provides that the Payment Amount will be paid in 19 monthly installments commencing on July 30, 2026 and ending on January 15, 2028. Specifically, the Company is required to make the following monthly payments, in chronological order: four payments of $25,000; three payments of $50,000; three payments of $75,000; four payments of $100,000; three payments of $150,000; and two payments of $175,000. The Forbearance Agreement further provides that the Payment Amount includes all accrued interest on the outstanding obligations under the Notes through the end of the term of such installment schedule. No additional interest will accrue on the Payment Amount so long as no default has occurred and is continuing under the Forbearance Agreement. If the Company timely pays in full each of the first 18 installments and no default has occurred or is continuing, the Holder will apply a timely payment discount of $30,000 (“Timely Payment Discount”), reducing the final installment due on January 15, 2028, from $175,000 to $145,000. The Company may prepay all or any portion of the Payment Amount at any time, without premium or penalty. Any prepayment will be applied to the remaining scheduled installments in reverse chronological order unless the Company directs otherwise, and the Timely Payment Discount may apply to a full prepayment if the conditions set forth in the Forbearance Agreement are satisfied.

Pursuant to the Forbearance Agreement, the Holder is required to forbear from exercising its rights and remedies under the Notes during a forbearance period (“Forbearance Period”) ending on the earliest of (i) March 1, 2028, (ii) the occurrence of an uncured default under the Forbearance Agreement, or (iii) the effective date of a written agreement of the parties to terminate the forbearance period. Pursuant to the Forbearance Agreement, the term of the Notes was extended to March 1, 2028.

Subject to the expiration of applicable cure and grace periods, a default will occur under the Forbearance Agreement if, among other things, the Company fails to make any installment payment by the applicable payment date and the expiration of the applicable grace period; another default occurs under the Notes, other than any default existing as of the date of the Forbearance Agreement; the Company dissolves, divides, ceases to exist, revokes or purports to terminate its liability under any Note, challenges the validity or enforceability of any Note, or denies any further liability or obligations thereunder; the Company becomes subject to bankruptcy, insolvency, receivership, assignment for the benefit of creditors or similar proceedings; the Company ceases to conduct business in the ordinary course; a tax lien, warrant or levy is imposed on the Company; or any representation or warranty of the Company in the Forbearance Agreement is false, misleading or incorrect in any material respect when made.

The Forbearance Agreement provides for a grace period of ten business days following each date that an installment payment of the Payment Amount is due, and an additional 10-calendar-day cure period following written notice of default, before the Holder may exercise remedies. Upon a default under the Forbearance Agreement and the expiration of all applicable grace and cure periods, the following remedies under the Forbearance Agreement will become available to the Holder: (a) the Forbearance Period will immediately and automatically cease without notice to or action by any party and the full unpaid portion of the Payment Amount will immediately be due in full, (b) interest will accrue on the unpaid portion at a rate of 5% per annum, (c) subject to the election requirement described below, the Holder will be entitled to exercise any or all of its rights and remedies under the Notes, the Forbearance Agreement, and any other documents executed in connection with or related to the Forbearance Agreement or the Notes, or applicable law, and (d) any obligation of Holder to make advances or otherwise extend credit to the Company will immediately and automatically terminate, without notice to or action by any party. The Forbearance Agreement requires the Holder, following an uncured default, to elect remedies under either the Forbearance Agreement or the Notes, but not both simultaneously. If the Holder fails to provide timely notice of its election, it will be deemed to have elected remedies under the Forbearance Agreement. An election, once made or deemed made, will be irrevocable. The Forbearance Agreement provides that if the Holder elects remedies under the Notes, none of the remedies described above will be available (other than the Holder’s right to retain all payments previously received under the Forbearance Agreement), and prior payments under the Forbearance Agreement will be credited against amounts owed under the Notes. The Company will not be required to pay more in the aggregate under the Forbearance Agreement and the Notes than the total amount that would have been due under the Notes absent the Forbearance Agreement.

The Forbearance Agreement contains mutual releases of claims relating to the Notes. The Company’s release is effective as of the date of the Forbearance Agreement, and the Holder’s release will become effective upon the Company’s payment of the Payment Amount in full. Upon payment in full of the Payment Amount (less any applicable Timely Payment Discount), all obligations of the Company under the Notes and the Forbearance Agreement will be deemed fully satisfied, discharged, and extinguished. In addition, the Forbearance Agreement contains covenants not to sue relating to released claims, with the Company’s covenant effective as of the date of the Forbearance Agreement and the Holder’s covenant effective upon payment in full of the Payment Amount, less any applicable Timely Payment Discount.

The Forbearance Agreement provides that except as expressly modified by the Forbearance Agreement, the Notes will remain in full force and effect, and the Forbearance Agreement does not constitute a novation or accord and satisfaction of the indebtedness outstanding under the Notes.

The Holder’s conversion right under the Notes was expressly reserved under the Forbearance Agreement. The Holder may exercise its right to convert principal into shares of the Company’s common stock at a conversion price of $1.00 per share at any time in accordance with the terms of the Notes, including certain beneficial ownership limitations and other provisions of the Notes, in which case the principal amount so converted will reduce the Payment Amount on a dollar-for-dollar basis and the remaining scheduled installments will be reduced in reverse chronological order.

The Forbearance Agreement is governed by the laws of the State of California.

Demand Letter

On July 13, 2026, counsel to Sapir LLC (“Sapir”) delivered a letter (the “Demand Letter”) to the Company, Fusion Fuel, Frederico Figueira de Chaves (Chairman of the Company and an executive officer and director of Fusion Fuel), and John-Paul Backwell (a director of the Company and of Fusion Fuel), relating to an alleged Consulting Agreement, dated September 25, 2024 (the “Consulting Agreement”), between Sapir and the Company. The Demand Letter asserted that Sapir was owed certain compensation for services under the Consulting Agreement. Specifically, the Demand Letter alleged (1) that Sapir assisted the Company in identifying Fusion Fuel as a Target (as defined in the Consulting Agreement), at which point Fusion Fuel acquired a controlling stake in the Company; and (2) therefore, the Company and Fusion Fuel owe Sapir $600,000, a $200,000 convertible promissory note agreement (including “an at Par conversion price and piggy-back registration rights in addition to other provisions,” under the Consulting Agreement), and 3% of the issued and outstanding shares of Fusion Fuel’s publicly listed stock on “a fully diluted post-merger basis with [the Company].” The Demand Letter demanded payment of such compensation, else Sapir would proceed with all of Sapir’s remedies permitted by the alleged Consulting Agreement, at law, and in equity. The Demand Letter also included an electronically stored information litigation hold and preservation demand.

On July 28, 2026, the Company and Fusion Fuel, through counsel, sent a letter responding to the Demand Letter (the “Response Letter”). The Response Letter stated that the Company and Fusion Fuel found the allegations and claim asserted in the Demand Letter to be without merit because, among other reasons, it was unclear that a binding contract had even been formed as the version of the Consulting Agreement that the Company’s former Chief Executive Officer recalls signing differs significantly from the version of the Consulting Agreement referenced in the Demand Letter and the condition for Sapir’s alleged entitlement to compensation under either version of the Consulting Agreement had not been satisfied. The Response Letter also posited that, even if the Consulting Agreement were a binding contract, Fusion Fuel was not liable to Sapir because Fusion Fuel was not a party to the alleged Consulting Agreement. The Response Letter invited Sapir’s counsel to contact counsel for the Company and Fusion Fuel if Sapir was interested in having a discussion to try to settle the matter. The Response Letter noted, however, that because the Company and Fusion Fuel believed that there was no merit to Sapir’s claim, any settlement they would be willing to offer or accept would be significantly less than the amount of Sapir’s demand.

As of the date of this Quarterly Report, neither the Company nor Fusion Fuel has received a response to the Response Letter.

Settlement and Release Agreement with Lucosky Brookman

In September 2025, the Company entered into a Settlement and Release Agreement (the “Lucosky Settlement Agreement”) with Lucosky Brookman LLP (“Lucosky Brookman”), the Company’s former legal counsel, to resolve an outstanding obligation of approximately $568,706. Under the terms of the Lucosky Settlement Agreement, the Company agreed to pay a total settlement amount of $250,000 in five equal monthly installments of $50,000, due monthly from September 2025 through January 2026. Upon receipt of the full settlement amount, the parties agreed to exchange mutual general releases of all claims. If the Company failed to pay the full settlement amount by January 31, 2026, Lucosky Brookman retains the right to seek collection of the full outstanding balance, less amounts previously paid. As of June 30, 2026, the Company had not paid the full settlement amount and owed $115,000 to Lucosky Brookman.

Item 1A. Risk Factors.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously disclosed in current reports on Form 8-K, there were no unregistered sales of equity securities or repurchase of common stock during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

The following convertible promissory notes were in default as of June 30, 2026:

(i)	As of June 30, 2026, the Company was in default under two convertible notes issued to RB Capital Partners Inc. in the original principal amounts of $1,100,000 and $200,000, which matured on August 3, 2024 and March 17, 2025, respectively. The Company defaulted on the Notes in the amount of $1,254,422 and $228,038, respectively. On July 10, 2026, the Company and RB Capital Partners Inc. entered into the Forbearance Agreement, pursuant to which the payment terms of both notes were modified. Under the Forbearance Agreement, the aggregate outstanding balance of the Notes as of June 30, 2026 was $1,587,439.64, and the Company agreed to repay an aggregate Payment Amount of $1,675,000 in accordance with the repayment schedule set forth therein. In addition, the term of the Notes was extended to March 1, 2028. As of August 13, 2026, the Company was not in default under the Forbearance Agreement, and the aggregate outstanding balance under the Notes, including accrued interest, was $1,600,835. See “Part II – Other Information – Item 1. Legal Proceedings – Forbearance Agreement”.

(ii)	A convertible note in the original principal amount of $220,000 issued to Jefferson Street Capital LLC (“Jefferson Street Capital”), which matured on February 23, 2024, as to which the Company defaulted in the amount of $340,963, had a total amount in arrearage of $122,262 as of August 13, 2026.
(iii)	A convertible note in the original principal amount of $550,000 issued to Sky Holdings Ltd, which matured on December 16, 2023, as to which the Company defaulted in the amount of $569,303, had a total amount in arrearage of $547,179 as of August 13, 2026.
(iv)	A convertible note in the original principal amount of $100,000 issued to Lorlev 26 Irrevocable Trust, which matured on December 20, 2024, as to which the Company defaulted in the amount of $120,000, had a total amount in arrearage of $9,000 as of August 13, 2026.
(v)

A convertible note in the original principal amount of $35,000 issued to Exchange Listing LLC, which matured on August 6, 2024, as to which the Company defaulted in the amount of $36,755, had a total amount in arrearage of $51,598 as of August 13, 2026.

(vi)	A convertible note in the original principal amount of $71,500 issued to Jefferson Street Capital, which matured on February 21, 2025, as to which the Company defaulted in the amount of $117,818, had a total amount in arrearage of $17,704 as of August 13, 2026.
(vii)	A convertible note in the original principal amount of $405,000 issued to J.J. Astor & Co., which matured on June 30, 2025, as to which the Company defaulted in the amount of $412,088, had a total amount in arrearage of $168,480 as of August 13, 2026.

For a further description of terms and repayment status with respect to the above convertible notes, see Part 1. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Convertible Notes”.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2026, but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit No.	Description
3.1*	Certificate of Amendment to Articles of Incorporation filed by Quality Industrial Corp. on June 10, 2026
10.1	Promissory Note & Loan Modification and Forbearance Agreement, dated July 10, 2026, by and between Quality Industrial Corp. and RB Capital Partners, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 15, 2026)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2026	Quality Industrial Corp.

/s/ Carsten Kjems Falk
	Name:	Carsten Kjems Falk
	Title:	Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

